Form 10QSB
period 2003-12-31
OBN HOLDINGS
filed 2004-02-23
CIK 1261204

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________to _____________

                       Commission File Number 333-108300

                              OBN Holdings, Inc.

      (Exact name of small business issuer as specified in its charter)


             Nevada                                  81-0592921
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)





              8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123
                      (Address of principal executive offices)

                                (702) 938-0467
                         (Issuer's telephone number)

            (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No _____

As of February 18, 2004 the Company had 5,785,360 shares of its $.001 par value common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

                             Yes _____  No       X

                              OBN Holdings, Inc.
                         (A DEVELOPMENT STAGE COMPANY)


                              INDEX TO FORM 10-QSB


PAGE

PART I-- FINANCIAL INFORMATION
         Item 1. Financial Statements
               Consolidated Balance Sheets at December 31, 2003 (Unaudited)
                  and June 30, 2003
               Consolidated Statements of Operations (Unaudited) for the Three
                  and Six Month Periods Ended December 31, 2003 and 2002
               Consolidated Statements of Cash Flows (Unaudited) for the Three
                  and Six  Month Periods Ended December 31, 2003 and 2002
               Notes to Unaudited Consolidated Financial Statements
         Item 2. Management's Discussion and Analysis or Plan of Operation
         Item 3. Controls and Procedures

PART II-- OTHER INFORMATION
         Item 1. Legal Proceedings
         Item 2. Change in Securities and Use of Proceeds
         Item 3. Defaults Upon Senior Securities
         Item 4. Submission of Matters to a Vote of Securities Holders
         Item 5. Other Information

Part 1: FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                              OBN Holdings, Inc.
                         CONSOLIDATED BALANCE SHEETS


                                                 December          June 30,
ASSETS                                           31, 2003            2003
                                                 --------       -------------
                                                (Unaudited)


Current assets:
  Cash and cash equivalents                     $    14,758     $    28,795
  Accounts receivable, net of allowance for
    doubtful accounts of $214,500 and $14,500,
    respectively                                     10,500         206,900
                                                ------------    ------------
    Total current assets                             25,258         235,695

Fixed assets, net                                     1,000           -
Broadcasting license                                130,000           -
Programming rights, net                              73,345           -
Film library                                         78,600           -
Website development costs, net of accumulated
 amortization of $24,043 and $13,675,
 respectively                                        48,432         58,800
Deposits                                             36,230         36,060
                                                ------------    -----------
                                                $   392,865     $  330,555
                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                              $   248,985     $   82,237
  Accrued payroll and related                       319,754        114,224
  Current portion of obligations under capital
   lease                                             34,279         50,771
  Programming rights payable                         81,100           -
  Notes and accrued interest payable                 64,659           -
  Notes and accrued interest payable
   to related parties                               102,488          7,000
                                                ------------    -----------
    Total current liabilities                       851,265        254,232

Capital lease obligation, net of current portion     83,825           -
                                                ------------    -----------
    Total liabilities                               935,090        254,232
                                                ------------    -----------
Stockholders' (deficit) equity:
  Common stock; $.001 par value; 50,000,000
   shares authorized; 5,785,360 and 5,730,310
   shares issued and outstanding, respectively        5,785          5,730
  Additional paid-in capital                      3,206,728      3,096,683
  Prepaid consulting expense                           -           (56,339)
  Accumulated deficit                            (3,754,738)    (2,969,751)
                                                ------------    ------------
    Total stockholders' (deficit) equity           (542,225)        76,323
                                                ------------    ------------
                                                $    392,865    $   330,555
                                                =============   ============


See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    For The Three Months    For The Six Months
                                    Ended December 31,      Ended December 31,
                                    --------------------    -------------------
                                  2003          2002       2003        2002

Revenue, net of affiliate costs $  (6,049)    $ 8,992    $  35,833   $ 23,892

Cost of sales                     126,498         -        244,051      -
                                ----------    --------   ----------  ---------
    Gross loss                   (132,547)      8,992     (208,218)    23,892

Operating expenses:
  Selling, general and
   administrative                 193,427      68,563      567,528    (93,223)
                                ----------    --------   ----------  ---------
Loss from operations             (325,974)    (59,571)    (775,746)   (69,331)
                                ----------    --------   ----------  ---------
Other income (expense):
  Other income                       -            -          1,314      -
  Loss on sale of equipment          -        (27,352)        -       (27,352)
  Interest expense                 (9,550)        -        (10,555)     -
                                ----------    --------   ----------   --------
    Other expense, net             (9,550)    (27,352)      (9,241)   (27,352)
                                ----------    --------   ----------   --------
Loss before income taxes         (335,524)    (86,923)    (784,987)   (96,683)

Income taxes                         -           -            -          -
                                ----------    --------   ----------   --------
Net loss                        $(335,524)    $   -      $(784,987)   $ -
                                ==========    ========   ==========   ========

Net loss available to common
 Stockholders per common
 share:

 Basic and diluted net
   loss per common share        $   (0.06)    $ (0.04)   $   (0.14)   $  (0.04)
                                ==========    ========   ==========   =========
 Basic and diluted weighted
   average shares outstanding   5,785,378    2,431,218   5,772,869    2,423,837
                                =========    =========   =========    =========


See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                    For The Six Months Ended
                                                          December 31,
                                                    ------------------------
                                                       2003          2002
                                                    ----------    ----------

Cash flows from operating activities:
  Net loss                                          $ (784,987)   $ (96,683)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      97,242          -
     Bad debt provision                                200,000          -
     Loss on sale of equipment                            -          27,352
     Shares issued for services                           -          29,838
     Changes in operating assets and liabilities:
       Accounts receivable, net                        (82,200)      (8,900)
       Deposits                                           (170)         -
       Accounts payable and accrued expenses           378,937       18,845
       Payments on programming rights payable          (22,780)         -
                                                    -----------   ----------
Net cash used in operating activities                 (213,958)     (29,548)
                                                    -----------   ----------

Cash flows from investing activities:
  Purchases of leasehold improvements                   (1,000)         -
  Proceeds on sale of equipment                           -         (24,309)
                                                    -----------   ----------
  Net cash (used in) provided by investing
   activities                                           (1,000)     (24,309)
                                                    -----------   ----------
Cash flows from financing activities:
  Proceeds from notes payable                           60,000          -
  Proceeds from notes payable to related parties        97,000       28,005
  Repayments on notes payable to related parties        (3,512)         -
  Principal payments under capital lease                             (1,242)
   obligations                                         (62,667)
  Proceeds from issuance of common stock               110,100          -
                                                    -----------   ----------
  Net cash provided by financing activities            200,921      (26,763)
                                                    -----------   ----------
Net change in cash and cash equivalents                (14,037)      21,524

Cash, and cash equivalents beginning of period          28,795          442
                                                    -----------   ----------
Cash, and cash equivalents end of period            $   14,758    $  21,966
                                                    ===========   ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $    3,896    $     -
                                                    ===========   ==========
    Income taxes                                    $     -       $     -
                                                    ===========   ==========

Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of equipment/broadcasting rights
   under capital leases                             $  130,000    $  51,661
                                                    ===========   ==========
  Shares issued in exchange for website
   development                                      $     -       $   1,222
                                                    ===========   ==========
  Programming rights in exchange for programming
   rights payable                                   $  103,880    $     -
                                                    ===========   ==========
  Accounts receivable converted to film library     $   78,600    $     -
                                                    ===========   ==========


See accompanying notes to unaudited consolidated financial statements.

                              OBN HOLDINGS, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 2003

NOTE 1 - MANAGEMENT'S REPRESENTATION
------------------------------------

The financial statements included herein have been prepared by OBN Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three month and six month periods ended
December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's registration filing on Form SB-2/A.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Background and Organization

OBN Holdings, Inc. is a holding company for three wholly owned operating subsidiaries: Omni Broadcasting Network, Eclectic Entertainment and Products On Demand Channel. The Omni Broadcasting Network
("Omni") currently broadcasts programming targeted toward adults twenty-five years of age and above, and children between eight and thirteen years of age. Programming is being aired on over-the-air, cable and satellite television stations throughout the United States, and reaches approximately 40,000,000 households. A program entitled The MovieTime Showcase is currently airing during primetime hours. Programs entitled Birdz and Flutemaster are currently airing primarily Saturday and Sunday mornings. By
Autumn 2004, Omni plans to broadcast a total of thirty-two hours per week - 8:00 p.m. to 11:00 p.m. seven days per week, 8:00 a.m.
to 11:00 a.m. Saturday and Sunday mornings, and 8:00 a.m. to 9:00 a.m. Monday through Friday. To accomplish our objective to increase the broadcast hours, we are currently in discussions with numerous program developers and producers worldwide, and have already identified additional content that will be aired once signed agreements are completed.

Eclectic Entertainment ("Eclectic") is a television and feature film production company. Eclectic currently produces The MovieTime Showcase, which is currently airing on Omni, and is developing The Mini Movie Hour, which will begin airing on Omni in April 2004. Additionally, Eclectic is developing The Vegas Variety Hour and The Adventures of Unit 28; which are scheduled to air on Omni by Summer 2004. Eclectic is also in the process of securing feature film properties for development and distribution, and expects to be in production of our first feature film by Summer 2004. Eclectic is also in the process of developing Retro Records, which is a record distribution company specializing in releasing new music recorded by well established recording artists. Retro Records is planning to release its first product by Summer 2004.

Products On Demand Channel ("POD") is a broadcast television network specializing in airing infomercials and other forms of paid programming. POD uses the same satellite uplink as Omni, but broadcasts programming during the hours not used by Omni. Currently, POD primarily airs infomercials. However, we plan to reduce the number of infomercials aired to focus on programming developed by independent producers seeking an outlet on national broadcast television. We have begun implementing plans for the transition, and expect it to be completed by December 2004.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of OBN Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Development Stage Enterprise and Going Concern

Through September 30, 2003, the Company devoted substantially all of its efforts to establish a new business, and its planned principal operations had not yet commenced. In October 2003, the Company began a regular broadcasting schedule and generated recurring revenue from broadcasting operations. As a result, the Company is no longer considered a development stage enterprise.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $784,987 during the six months ended December 31, 2003. It has
a cash balance of $14,758 at December 31, 2003.   In addition, at
December 31, 2003, the Company's accumulated deficit was $3,754,738 and the Company had negative working capital of $826,007. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through an initial public offering (see Note 9), other equity financing sources and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt.

Segment Information Reporting

Prior to the third quarter of fiscal 2003, the Company had no segments as it was in the early stages of development. Management measures the Company's performance in three distinct segments: (1) Prime Time Broadcasting, which will be measured by the number of consumer households reached
(coverage) and program ratings, and the types of advertisers attracted by such coverage and ratings; (2) TV and Film
Production, which requires creative talent and has a longer lead time to determine success; and (3) Infomercial-Paid Programming
Broadcasting, which is measured based on traditional selling techniques and metrics.

A summary of the segments as of and for the six-month period ended December 31, 2003 is presented in the table below:

                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Assets          $ 418,191         $16,835       $95,015      $ 1,188,683     ($1,325,859)      $392,865

Liabilities      (398,191)        (67,829)     (281,785)        (455,123)        267,838       (935,090)

Revenues, net
of affiliate
costs             133,412               -        46,372            1,561        (145,512)        35,833

Expenses*        (538,875)        (45,888)     (222,536)        (149,792)        145,512       (811,579)

Other
Inc/Exp             1,314               -             -          (10,555)              -         (9,241)

Net Income       (404,149)        (45,888)     (176,164)        (158,786)              -      (784,987)



(Expenses include operating expenses and cost of sales)

A summary of the segments for the three-month period ended
December 31, 2003 is presented in the table below:


                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Revenues, net
of affiliate
costs           $  60,656               -         6,051                -       (72,756)         6,049

Expenses*        (184,032)        (21,452)     (101,205)         (85,992)       72,756       (319,925)

Other
Inc/Exp                 -               -             -           (9,550)            -         (9,550)

Net Income       (123,376)        (21,452)      (95,154)         (95,542)            -       (335,524)



(Expenses include operating expenses and cost of sales)

Reconciling items consist of intercompany balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Infomercial Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts. The Company's significant estimates include the realizability of accounts receivable, long-lived assets and deferred tax assets.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2003, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company grants credit to customers within the United States of America, and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes are sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

One customer comprises 80% of accounts receivable as of December
31, 2003. For the three and six months ended December 31, 2003, sales to the two largest customers totaled approxiimately 85% of revenue.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, receivables, trade payables, accrued expenses and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

	Furniture and fixtures	5 years
	Machinery and equipment	3-5 years
	Leasehold improvements	Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At December 31, 2003, the Company's fixed assets consist primarily of office furniture and equipment contributed by a founder at the Company's formation.

Other Long-Lived Assets

The broadcasting license is discussed in Note 3. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the three and six month periods ended December 31, 2003, such amortization totaled $30,535. Total programming rights incurred for the three and six month periods ended December 31, 2003 totaled $103,880, of which $81,100 has not yet been paid and is reflected in current liabilities.

The film library is discussed in Note 4. This asset will be amortized over its estimated useful life of 10 years beginning in January 2004.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS
No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recoded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill and other intangible assets existed at December 31, 2003. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Accounting for Website Development Costs

Website development costs are accounted for using Emerging Issues
Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA
Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.
Applicable web site development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $7,077 and $10,368 for the three and six-month periods ended December 31, 2003, respectively.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.
The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2003. There can be no assurance, however, that market conditions will not change which could result in future long-lived asset impairment.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films
----------------------------------------------------

The Company has not yet completed any projects that could be licensed, although three projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production product is completed and in accordance with the product availability dates in a signed agreement.

Revenue Sharing With Program Licensors
--------------------------------------

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where the Company airs the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. SFAS No. 63, Financial Reporting by Broadcasters, sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, the Company recognizes a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

For cash purchases and revenue sharing, as rights are acquired, the programs are recorded as assets and are amortized as the programs are aired over the network. For agreements with unlimited airing of a program the asset is amortized over the license period (see above).

Revenue from Advertising (and Paid Programming)
-----------------------------------------------

Advertising and paid programming revenue are recognized as the commercials/programs are aired.

For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as revenue when the commercial is aired.

Bartering with Affiliate Stations
---------------------------------

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three and six month periods ended
December 31, 2003, affiliate costs totaled $57,631 and $69,346, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as no new employee options or warrants have been granted for the six months ended December 31, 2003. There is also no pro forma impact under SFAS No. 123 of prior warrants granted.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see
Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the six months ended December 31, 2003 and 2002.

NOTE 3 - BROADCAST LICENSE
--------------------------

The Company has entered into a capital lease agreement for television station KSSY located in Arroyo Grande, California, which is located in central California. The lease agreement, which is for a period of three years, requires the Company to pay the lessor $approximately 4,167 per month - resulting in an annual payment of $50,000. At the end of the third year, when the Company's payments total $150,000, title will be transferred to the Company for a 95% interest in the television station. The lease agreement also includes a provision that if the lessor is prohibited by the Federal Communications Commission ("FCC") to transfer ownership to the Company, the Company has the right to lease the television station for an additional ninety-nine years at a rate of $1 per year. The Company has the right to pay off the total balance of the lease at any time, and no penalty will be imposed.

Under the terms of the lease, the Company is responsible for total management of the station. It has total control over the programming aired on the station, any and all contractual arrangements and it is the sole recipient of any revenue generated by the station. Since the Company plans to completely change the programming content, customer base, overall format and management of the television station, the only asset of value obtained by the Company as a result of this transaction is the station's broadcasting license.

For accounting purposes, the capital lease and broadcasting license have been recorded on the books of the Company at the present value of the future lease payments (totaling
$130,000). The broadcasting license is considered to be an intangible asset with an indefinite useful life under SFAS No.
142. Under SFAS No. 142, this asset is subject to impairment tests at least annually. Revenues and expenses of the television station are recognized by the Company on an ongoing basis from the date of the agreement, along with a minority interest representing the ownership retained in the television station by the seller.

NOTE 4 - FILM LIBRARY
---------------------

In January 2004, the Company acquired the name and film library of All Sports Television Network ("ASTN") in exchange for ASTN's outstanding payable to the Company of $78,600. The Company will amortize this library over its estimated useful life of 10 years. The Company reflected this transaction as if it had occurred effective December 31, 2003 by reclassifying accounts receivable of $78,600 to the film library account.

The Company is revamping the programming and developing a new marketing scheme, including a website and logo. ASTN will be the only national sports television network that can be seen on broadcast television. The network is scheduled to begin officially airing March 1, 2004, and will initially be broadcast four hours per day, seven days a week. It will feature sporting events from throughout the world. Additionally, sports-related programming, such as feature films and series, will be aired on the network.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Capital Lease
-------------

The Company is the lessee of a broadcasting license under a capital lease obligation (see Note 3) that expires in July 2006, with an effective interest rate of 9.5% per annum. The terms of the lease provide for monthly payments of approximately $4,167. Future minimum annual lease payments under the capital lease are as follows:

               Years Ending
                 June 30,
               ------------
                 2004 (6 months)          $  25,000
                 2005                        50,000
                 2006                        50,000
                 2007                         4,200
                                          ----------
                                            129,200

            Less amount representing
                  interest                  (11,096)
                                          ----------
                                            118,104
            Less current portion            (34,279)
                                          ----------
                                          $  83,825
                                          ==========

Litigation
----------

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company's financial condition or results of operations.

Indemnities and Guarantees
--------------------------

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with a certain facility lease, the Company has indemnified its lessor for certain claims arising from the use of the facilities. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

NOTE 6 - NOTES PAYABLE
----------------------

At December 31, 2003, the Company has 10% convertible promissory notes with third parties totaling $50,000. At the election of the holders, the outstanding principal of the note can be converted into shares of the Company's common stock at $2.00 per share after the Company's registration statement becomes effective. The conversion must be exercised within thirty days after the stock begins trading otherwise the notes plus accrued interest will be paid to the holders at their maturity dates (March 31, 2004). Also, the Company has a $10,000 note payable with a third party that bears interest at 10% and is due on March 1, 2004.

In addition, the Company received $90,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable by July 1, 2004.

The Company has a loan under a 10% promissory note from family members of the Company's officers totaling $10,488 at December 31, 2003. The note has no set maturity date, and is payable upon demand.

Related party interest expense under these notes for the six months ended December 31, 2003 was approximately $2,000, which is included in the notes and accrued interest payable to related parties account in the accompanying consolidated balance sheet. The notes and accrued interest payable balance in the accompanying consolidated balance sheet at December 31, 2003 includes accrued interest of $4,659.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

During the six-month period ended December 31, 2003 a total of 55,050 shares of Company stock was sold at $2.00 per share generating $110,100 in proceeds. In addition, the Company amortized $56,339 of prepaid consulting expense as the related contracts were completed during the six-month period ended December 31, 2003.

NOTE 8 - LOSS PER SHARE
-----------------------

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2003 and 2002:



                                      Three Months Ended       Six Months Ended
                                       2003       2002         2003        2002
                                     -------    --------     -------     --------

Numerator for basic and diluted
 loss per common share:
   Net loss                       $ (335,524)  $ (86,923)    $ (784,987)  $ (96,683)

Denominator for basic and diluted
 loss per common share:
   Weighted average common
     shares outstanding            5,785,378   2,431,218      5,772,869   2,423,837
Net loss per common share
  available to common
  shareholders                    $    (0.06)  $   (0.04)    $    (0.14)  $   (0.04)



NOTE 9 - SUBSEQUENT EVENTS
--------------------------

The Company has signed a deal with a third party to serve as co-general partners for an entertainment limited partnership. The limited partnership will co-finance feature films, acquire film libraries and provide bridge financing. The amount to be raised through the partnership is between $10 million and $20 million, and will be used as approximately 40% of the total budget. Between seven to ten feature films will be financed from the proceeds of the partnership.

Eclectic has signed a production deal with Wray Film
Productions ("Wray Films"), a company specializing in producing horror and science fiction films reminiscent with those produced in 1950's and 1960's. Under the agreement, Wray Films with produce a series of 13 feature films for Eclectic. The films will be aired on the Omni Broadcasting Network and sold overseas. Eclectic will have sole ownership of the films, and pay Wray Films a percentage of the revenues generated from their exploitation.

Products On Demand Channel is developing two music-oriented television shows - Music On Demand ("MOD") and Music On Demand Video ("MOD Video"). MOD will be taped at a nightclub in the Los Angeles area and feature performances by recording artists and groups who have products currently in the marketplace. The show is scheduled to begin taping the first week in April 2004, and is scheduled for broadcast the first week in May 2004. MOD Video features music video from a variety of artists worldwide, and covers all genres of music. Both of the television programs will be produced by Eclectic.

The Company received $10,000 from a 10% convertible note payable from a third party in January, 2004. The terms of this note are essentially the same as those described in Note 6.

Effective February 9, 2004 the Company's SB-2 filing received SEC approval. Public trading of the Company's stock will commence shortly.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

OPERATIONS

As of September 9, 2003, Omni Broadcasting Network began airing a two-hour program twice a week that presents feature films, and two
half-hour children programs twice a week.   The programs can be
seen by 40 million households nationwide. We are currently in the process of expanding our broadcast hours so that we will be broadcasting primetime (8:00p.m. to 11:00 p.m., Eastern Standard
Time) seven days a week, as well as weekend mornings.   Additional
programming content has been licensed for that purpose. The Company has implemented an advertising sales program directed at securing program sponsors and advertisers.

Eclectic Entertainment, our subsidiary devoted to producing and distributing of television shows, feature films and music, currently has four television series under development - L.A. Food Scene, The Vegas Variety Hour, The Mini Movie Hour and The Adventures Of Unit 28. The Mini Movie Hour is scheduled to begin airing in April 2004. In addition to the programs scheduled for Omni, Eclectic has two music shows in development for POD - Music On Demand and Music On Demand Video. As of June 30, 2003, the Company formed two record companies to produce and/or distribute music. On behalf of the record companies, Eclectic has negotiated a music distribution deal with Pyramid/Universal Music Distributors. Eclectic has also negotiated a U.S. feature film distribution deal with Seventh Art Film Distribution that will provide an avenue to release its future films in theaters located in the United States.

POD continues to air primarily paid programming and infomercials
162 hours per week during the unused Omni airtime.   We anticipate
selling its air time to paid programming providers and other
entities wishing to have their programming aired.   The affiliate
base for POD continues to expand.

Television station KSSY, which was acquired by the Company in August, 2003 through a three-year capital lease agreement, will be airing Omni and POD programming as well as broadcasting programming originated from the local area. Currently, the television station broadcasts programming from the Shop at Home network. KSSY is a low power station located in San Luis Obispo County, California, which is approximately 200 miles north of Los Angeles and 200 miles south of San Francisco. The broadcast area covers the middle and south part of San Luis Obispo County and
northern Santa Barbara County.   We plan to invest an additional
$150,000 in the station, increase its viewership and generate advertising and paid programming sales.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of December 31, 2003, and the unaudited statements of operations and cash flows for the three and six months ended December 31, 2003 and 2002, and the related notes thereto as well as the audited financial statements of the Company for the years ended June 30, 2003. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GOING CONCERN

As reported in the Independent Auditors' Report on our June 30, 2003 financial statements, the Company has incurred losses from operations and has not generated net sales revenue that raised substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $784,987 during the six months ended December 31, 2003. We have a cash balance of $14,758 at December 31, 2003. In addition, at December 31, 2003, our accumulated deficit was $3,754,738 and we had negative working capital of $826,007. We recognize that we must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through an initial public offering, other equity financing sources and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise or generate proceeds of at least $2,000,000 within the next twelve months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. We anticipate raising gross proceeds of at least $5,000,000 from our public offering in the next few months so we can expand our affiliate base, develop more programming and achieve profitability. However, there is no minimum amount of shares that must be sold during this offering and none of the holders of warrants may exercise them for a period of 180 days following the effective date of this prospectus, which could impact our ability to continue as a going concern. Should this situation occur, management is committed to operating on a smaller scale until generated revenues can support expansion.

In order to continue as a going concern, management has began taking the following steps:

1) The Company is aggressively developing new television programs for the Omni Broadcasting Network. We are continually meeting with independent television producers who have approached us with ideas for shows that they would like to have aired on the network. We expect the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2) The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. We are continually developing new ideas for television programs for airing on the Omni Broadcasting Network as well as licensing the programs to cable networks. Additionally, we are currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3)  We are marketing the airtime available on the Products On
Demand Channel to independent television program distributors and small television networks.

4) The Company has hired additional sales and marketing people to secure advertising and sponsorship revenue for the programs being aired by the Omni Broadcasting Network. The people recently hired have successfully sold advertising time for small and startup television networks.

5) The Company is continually increasing the number of affiliate television stations that will broadcast programming aired on both the Omni Broadcasting Network and the Products On Demand Channel. The increased number of households being reached by our broadcast will result in the Company being able to increase the amount charged for advertising on the networks

6) The Company is taking steps to increase the awareness of its subsidiaries. Press releases related to the Omni Broadcasting Network and Eclectic Entertainment is being distributed to the media, and has been published nationally. We have, and will continue to use the services of professional publicists on a project-by-project basis.

7) The Company has, and will continue to keep tight controls over it expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.

Management anticipates that the proceeds from this offering will provide over 24 months of operating capital, which may allow our auditors to remove the going concern qualification.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts
-------------------------------

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results.

Website Development
-------------------

We capitalize costs related to our web site development in accordance with the Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs. Website development costs are amortized using the straight-line method over the estimated useful life of three years. We assess the recoverability of our web site development costs by determining whether the amortization of these costs over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Intangible Assets
-----------------

We have adopted SFAS No. 142, Goodwill and Other Tangible
Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by us. An impairment loss will be recorded for any goodwill that is determined to be impaired. We perform impairment testing on all existing goodwill at least annually.

Impairment of Long-Lived Assets
-------------------------------

We assesses the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Revenue Recognition
-------------------

Revenue From Licensing TV Programs and Feature Films
----------------------------------------------------

As projects are completed, we will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. We do not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production product is completed and in accordance with the product availability dates in a signed agreement.

Revenue Sharing With Program Licensors
--------------------------------------

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where we air the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. SFAS No. 63, Financial Reporting by Broadcasters, sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, we recognize a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

For cash purchases and revenue sharing, as rights are acquired, the programs are recorded as assets and are amortized as the programs are aired over the network. For agreements with unlimited airing of a program the asset is amortized over the license period.

Revenue from Advertising (and Paid Programming)
-----------------------------------------------

Advertising and paid programming revenue are recognized as the commercials/programs are aired.

For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as sales when the commercial is aired.

Bartering with Affiliate Stations
---------------------------------

Under a cash-plus-barter arrangement, we provide a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as we pay this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue.

Deferred Taxes
--------------

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.


RESULTS OF OPERATIONS
---------------------

Total revenues, net of affiliate costs, for the Company were $35,833 for the six-month period ended December 31, 2003 as compared to $33,639 for the entire 2003 fiscal year. The primary source of revenue was the Infomercial Broadcasting segment, which generated $46,372 in revenues, net of affiliate costs, for the six-month period as compared to $9,739 for the entire year. In addition, $1,561 was generated from the leased TV station.

Expenses incurred during the six-month period ended December 31, 2003 totaled $811,579 as compared to $3,129,765 for the entire 2003 fiscal year, which included one time organizational and management services expenses that are no longer applicable to ongoing operations. Other income/expenses for the six-month period ended December 31, 2003 were only $9,241. During the 2003 fiscal year other income of $200,000 was generated from consulting services. The Company no longer provides any consulting services; as a result Other Income is substantially lower. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2003 was $784,987 as compared to a net loss of $2,934,143 for the entire 2003 fiscal year.

Six-Month Period Ended December 31, 2003 as Compared to December 31, 2002
-------------------------------------------------------------------------

The six-month period ended December 31, 2003 produced substantially different results from the same period of 2002. The Infomercial Broadcasting and TV & Film Production segments were established in the period ending December 31, 2002, but were not operational. The Prime Time Broadcasting segment began airing during the quarter ended September 30, 2003. The Infomercial Broadcasting segment began operations in February 2003. As a result, the Company only had non-recurring revenue of $23,892 and miscellaneous organizational expenses of $93,223 for the six-month period ended December 31, 2002. Results of operations for the six-month period ended December 31, 2003 are detailed in the
chart below.   Included are the assets, liabilities,
revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


                             Segment Reporting Six-Month Period Ended December 31, 2003
                ------------------------------------------------------------------------------
                              OBN Segments
                ----------------------------------------
                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Assets          $ 418,191         $16,835       $95,015      $ 1,188,683     ($1,325,859)      $392,865

Liabilities      (398,191)        (67,829)     (281,785)        (455,123)        267,838       (935,090)

Revenues, net
of affiliate
costs             133,412               -        46,372            1,561        (145,512)        35,833

Expenses*        (538,875)        (45,888)     (222,536)        (149,792)        145,512       (811,579)

Other
Inc/Exp             1,314               -             -          (10,555)              -         (9,241)

Net Income       (404,149)        (45,888)     (176,164)        (158,786)              -       (784,987)



*Expenses include operating expenses and cost of sales.

Reconciling items consist of intercompany balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Infomercial Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

Omni Prime Time Broadcasting
----------------------------

Revenues, net of affiliate costs, from this segment of operations totaled $133,412, of which $145,512 represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $538,875. Among the items expensed during that period were $57,500 of accrued payroll costs, $145,512 of satellite uplink costs and an accounts receivable write off of $200,000. The net loss for this segment of operations was $404,149.

Eclectic TV & Film Production
-----------------------------

No revenues were generated in this segment of operations because the programs are still in the development stage.
The Company incurred $45,888 of expense during the period, which includes $9,888 of program development costs and $36,000 of accrued salaries.

POD Infomercial Broadcasting
----------------------------

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $46,372 against $222,536 of expenses. Among the items expensed during that period were $145,512 of satellite uplink costs, and $55,044 of marketing, promotion
and consulting services.   The net loss for this segment of
operations was $176,164.

OBN Corporate
-------------

OBN corporate generated revenues $1,561, which represents revenue from the KSSY television station. The expenses incurred by OBN corporate were $149,792. This amount included $120,000 of accrued salaries and $29,000 of other general and administrative expenses.

Three-Month Period Ended December 31, 2003 as Compared to December 31, 2002
---------------------------------------------------------------------------

The quarter ended December 31, 2003 also produced substantially different results from the same period of 2002. The Company had revenue of $8,992 and miscellaneous organizational expenses of $68,563 for the quarter ended December 31, 2002. Results of operations for the quarter ended December 31, 2003 are detailed in
the chart below.   Included are the revenues, expenses, other
income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


                             Segment Reporting Three-Month Period Ended December 31, 2003
                ------------------------------------------------------------------------------
                              OBN Segments
                ----------------------------------------
                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Revenues, net
of affiliate
costs           $  60,656               0         6,051                0       (72,756)        (6,049)

Expenses*        (184,032)        (21,452)     (101,205)         (85,992)       72,756       (319,925)

Other
Inc/Exp                 0               0             0           (9,550)            0         (9,550)

Net Income       (123,376)        (21,452)      (95,154)         (95,542)            0       (335,524)



*Expenses include operating expenses and cost of sales.

Omni Prime Time Broadcasting:

Revenues, net of affiliate costs, from this segment of operations totaled $60,656, of which $72,756 represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $184,032. Among the items expensed during that period were $28,750 of accrued payroll costs, $72,756 of satellite uplink costs, $15,183 for amortization expenses and $35,750 for marketing, promotion and consulting services. The net loss for this segment of operations was $123,376.

Eclectic TV & Film Production:

No revenues were generated in this segment of operations because the programs are still in the development stage. The
Company incurred $21,452 of expense during the period, which included $18,000 of accrued salaries.

POD Infomercial Broadcasting:

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $6,051 against $101,205 of expenses. Among the items expensed during that period were $72,756 of satellite uplink costs, $3,333 of accrued salaries and $20,116 of marketing, promotion and consulting services. The net loss for this segment of operations was $95,154.

OBN Corporate:

OBN corporate generated revenues $0. The expenses incurred by OBN corporate were $85,992. This amount included $60,000 of accrued salaries and $25,992 of other general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003 the Company's current liabilities of $851,265 exceeded current assets of $25,258 by $826,007. Approximately 38% of current liabilities represented accrued payroll ($319,754) for executives who opted to defer taking salaries until the offering was completed.

The capital lease of KSSY represents our only capital expenditure commitment. It is approximately $4,167 per month for three years, after which time OBN has the option to acquire 95% ownership in the station, provided the Federal Communications Commission approves the transfer.
All other expenses are variable, and we match them to the availability of funds. The station lease will be paid from funds generated from operations. Other details concerning the KSSY lease are contained in the footnotes 3 and 5 to the consolidated financial statements in this document.

Should the Company receive little or no funding from our public offering, we will continue to function utilizing the revenues generated by Omni, Eclectic and POD, which is continually increasing. Each entity is addressed below:

Omni Broadcasting Network
-------------------------

The lack of funding will result in Omni not being able to license sufficient programming to broadcast thirty-two hours per week as desired. Instead, the broadcast hours will increase at a much slower rate. Moreover, a lack of funding will result in Omni receiving a lesser amount of advertising and sponsorship revenue. This will be due to Omni's inability to subscribe to the Nielsen reporting services, which is one of the major tools used by advertisers and advertising agencies to determine their interest in advertising on various television programs, and the amount they are willing to spend for commercial time.
Finally, a lack of funding will result in Omni not being able to increase its affiliate base to cover 70% of the US households as quickly as it desires. This will also affect the amount that the network will be able to charge for advertising and sponsorships.

Eclectic Entertainment
----------------------

With no funding, Eclectic will have to raise monies from outside sources in order to produce its television programs, which is the method normally used by independent production companies. This will delay the production schedule and the dates that programs first air on Omni. As is the case with other producers and production companies, Eclectic cannot, and will not guarantee investors that a television program will generate a profit. However, unlike most production companies, Eclectic can assure potential investors that any program it produces will be aired on television (i.e. distributed) since Eclectic will only seek to raise funds for programs scheduled to be aired on Omni.
Additionally, the lack of funding will result in the company not wholly owning some of its productions, which reduces the overall earning potential. This lack of funding will have minimal impact on feature film production activities because Eclectic has always planned to seek separate funding for producing feature films.

Products On Demand Channel
--------------------------

The absence of funding will result in POD not being able to purchase airtime on as many affiliate stations as it would like, which reduces the amount that it can charge for advertising. When selling airtime to advertisers and networks, the price one can charge for the time is solely a function of the number of households that the network reaches. POD is currently generating revenue, and will be able to continue to do so. POD's revenue will continue to grow, even if the company is unable to raise funds through the offering.

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.



Item 3.  CONTROLS AND PROCEDURES.
---------------------------------

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the date of filing this report (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic
reports filed under the Exchange Act.   There were no significant
changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

During the six month period ended December 31, 2003 55,050 shares of stock were sold to individuals at $2.00 per share. The proceeds were used for various operating expenses. In addition, the Company issued $50,000 of debt convertible into common stock at $2 per share. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any pubic offering.


ITEM 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------

None


Item 6.  Exhibits
-----------------

None

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OBN HOLDINGS, INC.
                                (Registrant)



Dated:  February 20, 2004                  By: /s/ Roger N. Smith
                                              --------------------
                                                 Roger N. Smith
                                                 Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger N. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OBN
Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  February 20, 2004                  By: /s/ Roger N. Smith
                                              --------------------
                                               Roger N. Smith
                                               Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Larry Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OBN
Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  February 20, 2004                   By: /s/ Larry Taylor
                                               -------------------
                                                 Larry Taylor
                                                 Chief Financial Officer