Form 10QSB
period 2004-03-31
OBN HOLDINGS
filed 2004-05-17
CIK 1261204

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                                (702) 435-0544
                          (Issuer's telephone number)

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

Yes   X       No _____

As of May 14, 2004 the Company had 5,785,360 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____  No       X

                             OBN Holdings, Inc.



                             INDEX TO FORM 10-QSB




PART I ---	FINANCIAL INFORMATION
	Item 1.	Financial Statements
		Consolidated Balance Sheets at March 31, 2004 (Unaudited)
			and June 30, 2003
		Consolidated Statements of Operations (Unaudited) for the Three
			and Nine Month Periods Ended March 31, 2004 and 2003
                Consolidated Statements of Cash Flows (Unaudited) for the Nine
                        Month Periods Ended March 31, 2004 and 2003
		Notes to Unaudited Consolidated Financial Statements
	Item 2.	Management's Discussion and Analysis or Plan of Operation
	Item 3.	Controls and Procedures

PART II ---	OTHER INFORMATION
	Item 1.	Legal Proceedings
	Item 2.	Change in Securities and Use of Proceeds
	Item 3.	Defaults Upon Senior Securities
	Item 4.	Submission of Matters to a Vote of Securities Holders
	Item 5.	Other Information

Part 1: FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements



                              OBN Holdings, Inc.
                         CONSOLIDATED BALANCE SHEETS

                                                  March 31,       June 30,
                                                     2004          2003
                                                 __________      __________
                                                 (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                        $10,617         $28,795
    Accounts receivable, net of allowance
      for doubtful accounts of $214,500
      and $14,500 respectfully                      24,775         206,900
                                                  ---------       ---------
        Total current assets                        35,392         235,695
                                                  ---------       ---------
Fixed assets, net                                    1,000            ----
Broadcast license                                  130,000            ----
Programming rights, net                             65,725            ----
Film library                                        79,200            ----
Website development costs, net of accumulated
  Amortization of $29,728 and $13,675 respectfully  42,747          58,800
Deposits                                            36,230          36,060
                                                  ---------       ---------
                                                   354,902          94,860
                                                  ---------       ---------
        Total assets                              $390,294        $330,555
                                                  =========       =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                $435,767         $82,237
  Accrued payroll and related                      413,731         114,224
  Current portion of obligations under
    capital lease                                   19,270          50,771
  Programming rights payable                        81,100            ----
  Notes and accrued interest payable                72,657            ----
  Notes and accrued interest payable to
    related parties                                130,363           7,000
                                                 ----------      ---------
        Total current liabilities                1,152,888         254,232
                                                 ----------      ----------

Captial lease obligation, net of current portion    83,825           -----
                                                 ----------      ----------
        Total liabilities                        1,236,713         254,232
                                                 ----------      ----------
Stockholders' (deficit) equity:
  Common stock; $.001 par value; 50,000,000
    shares authorized 5,785,360 and 5,730,310
    shares issued and outstanding, respectively      5,785           5,730
  Additional paid-in capital                     3,206,728       3,096,683
  Prepaid consulting expense                          ----         (56,339)
  Deficit accumulated during the
    development stage                           (4,058,932)     (2,969,751)
                                                 ----------      ----------
        Total stockholders' (deficit) equity      (846,419)         76,323

                                                  $390,294        $330,555
                                                 ==========      ==========

See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                              For the three months           For the nine months
                                                 ended March 31                ended March 31
                                              --------------------           --------------------
                                                 2004         2003              2004         2003


Revenue, net of affiliate costs                ($8,349)        $12,152         $27,484        $36,044
                                               --------       ---------       ---------     ----------
Cost of sales                                  113,491          10,800         357,542         10,800
                                               --------       ---------       ---------     ----------
        Gross (loss) profit                   (121,840)          1,352        (330,058)        25,244


General and administrative expense             175,587       2,408,801         743,115      2,450,128
                                             ----------      ----------      ----------     ----------
Loss from operations                          (297,427)     (2,407,449)     (1,073,173)    (2,424,884)
                                             ----------      ----------      ----------     ----------

Other income (expense)
        Other income                                82          200,000          1,396        200,000
        Loss on sale of equipment                    0                0              0        (27,352)
        Interest expense                        (6,850)          (5,659)       (17,405)        (5,659)
                                             ----------      -----------     ----------     ----------
	Total other
         income (expense), net                  (6,768)         194,341        (16,009)       166,989
                                             ----------      -----------     ----------     ----------

Loss before income taxes                      (304,195)      (2,213,108)    (1,089,182)    (2,257,895)

Income taxes                                         0                0              0              0
                                             ----------      -----------     ----------     ----------

        Net loss                             ($304,195)     ($2,213,108)   ($1,089,182)   ($2,257,895)
                                             ===========     ===========    ===========    ===========

Net loss available to common
	shareholders per common share:

	Basic and diluted net loss
        per common share                        ($0.05)          ($0.78)        ($0.19)        ($0.88)
                                              =========        =========      =========      =========

	Basic and diluted weighted
        average shares outstanding            5,785,360       2,852,405      5,777,173      2,565,591
                                             ==========      ==========     ==========     ==========





 See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                     CONSOLIDATED STATEMENT OF CASH FLOWS





                                                         FOR THE NINE MONTHS
                                                            ended March 31,
                                                        ----------------------
                                                          2004           2003
                                                       ----------      ---------
                                                       Unaudited       Unaudited
Cash flows from operating activities
  Net loss                                            ($1,089,182)    ($2,257,895)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                       110,547           9,000
      Bad debt provision                                  200,000               -
      Loss on sale of equipment                                 -          27,352
      Shares issued for services                                -       2,297,866
      Changes in operating assets and liabilities:
        Accounts receivable, net                          (96,475)       (199,692)
        Deposits                                             (170)        (36,060)
        Accounts payable and accrued expenses            (646,070)         69,097
        Payments on programming rights                    (22,780)              -
                                                        ----------      ----------
          Net cash used in operating activities          (251,990)        (90,332)
                                                        ----------      ----------
Cash flows from investing activities:
  Purchase of fixed assets                                 (1,000)         (9,325)
  Purchase of film library                                   (600)              -
  Proceeds on sale of equipment                                 -          24,309
                                                        ----------      ----------
   Net cash used in (provided by) investing activities     (1,600)         14,984

Cash flows from financing activities
  Proceeds from notes payable                              68,500               -
  Proceeds from notes payable to related parties          120,000          92,981
  Repayments on notes payable to related parties           (3,512)         (3,688)
  Principal payments under capital lease obligations      (59,676)              -
  Proceeds from issuance of common stock                  110,100          20,300
                                                        ----------      ----------
    Net cash provided by financing Activities             235,412         109,593
                                                        ----------      ----------
Net change in cash and cash equivalents                   (18,178)         34,245

Cash, and cash equivalents beginning of period             28,795             442
                                                        ----------      ----------
Cash, and cash equivalents end of period                  $10,617         $34,687
                                                        ==========      ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                               $3,896              $0
                                                        ==========      ==========
    Income taxes                                               $0              $0
                                                        ==========      ==========
Supplemental disclosure of noncash investing and
  Financing activities:
    Purchase of equipment/broadcasting rights
      under capital lease                                $130,000         $51,611
                                                        ----------      ----------
    Shares issued in exchange for website development          $0          $1,222
                                                        ----------     -----------
    Programming rights in exchange for
      programming rights payable                         $103,880              $0
                                                        ----------     -----------
    Accounts receivables converted to film library        $78,600              $0
                                                        ----------     -----------


                              OBN HOLDINGS, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2004

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

Operating results for the three month and nine month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2003 included in the Company's registration filing on Form SB-2/A.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Background and Organization
---------------------------

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

Eclectic Entertainment ("Eclectic") is a television and feature film production company. Eclectic currently produces The MovieTime Showcase, which is currently airing on Omni, and is developing The Mini Movie Hour, which is scheduled to begin airing on Omni in June 2004. Additionally, Eclectic is developing The Vegas Variety Hour and The Adventures of Unit 28; which are scheduled to air on Omni by Summer 2004. Eclectic is also in the process of securing feature film properties for development and distribution, and expects to be in production of our first feature film during the Summer 2004. Eclectic is also in the process of developing Retro Records, which is a record distribution company specializing in releasing new music recorded by well established recording artists. Retro Records is planning to release its first product during the fall of 2004.

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

Principles of Consolidation
---------------------------

The condensed consolidated financial statements include the accounts of OBN Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Development Stage Enterprise and Going Concern
----------------------------------------------

Through September 30, 2003, the Company devoted substantially all of its efforts to establish a new business, and its planned principal operations had not yet commenced. In October 2003, the Company began a regular broadcasting schedule and generated recurring revenue from broadcasting operations. As a result, the Company is no longer considered a development stage enterprise.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,089,182 during the nine months ended March 31, 2004. It has a cash balance of $10,617 at March 31,
2004.   In addition, at March 31, 2004, the Company's accumulated
deficit was $4,058,932 and the Company had negative working capital of $1,117,496. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Segment Information Reporting
-----------------------------

Prior to the fourth quarter of fiscal 2003, the Company had no segments as it was in the early stages of development. Beginning April 1, 2003 management measures the Company's performance in three distinct segments: (1) Prime Time Broadcasting, which will be measured by the number of consumer households reached (coverage) and program ratings, and the types of advertisers attracted by such coverage and ratings; (2) TV and Film Production, which requires creative talent and has a longer lead time to determine success; and (3) Infomercial-Paid Programming
Broadcasting, which is measured based on traditional selling techniques and metrics.

A summary of the segments as of and for the nine-month period ended March 31, 2004 is presented in the table below:

                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Assets           $474,832         $19,671      $108,847      $ 1,229,679     ($1,442,735)      $390,294

Liabilities     ($488,278)       ($88,416)    ($419,981)       ($583,882)       $343,844    ($1,236,713)

Revenues, net
of affiliate
costs            $202,268              $0       $41,923            1,561       ($218,268)        27,484

Expenses        ($681,070)        (64,057)    ($313,451)       ($260,347)       $218,268    ($1,100,657)

Other
Inc/(Exp)           ($614)             $0      ($29,000)         $12,377              $0       ($17,237)

Net Income      ($478,188)       ($64,057)    ($300,528)        (246,409)             $0    ($1,089,182)




(Expenses include operating expenses and cost of sales)

A summary of the segments for the three-month period ended March 31, 2004 is presented in the table below:


                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Revenues, net
of affiliate
costs             $68,856              $0       ($4,449)              $0      ($72,756)       ($8,349)

Expenses        ($141,843)       ($18,169)     ($90,915)       ($110,907)      $72,756      ($289,078)

Other
Inc/(Exp)           ($700)             $0      ($29,000)         $22,932            $0        ($6,768)

Net Income       ($73,687)       ($18,169)    ($124,364)        ($87,975)           $0      ($304,195)




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

Use of Estimates
----------------

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

Concentration of Credit Risk
----------------------------

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2004, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

One customer comprises 60% of accounts receivable as of March 31, 2004. For the three and nine months ended March 31, 2004, sales to the two largest customers totaled approximately 85% of revenue.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's cash and cash equivalents, receivables, trade payables, accrued expenses and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

Fixed Assets
------------

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

	Furniture and fixtures	5 years
	Machinery and equipment	3-5 years
	Leasehold improvements	Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At March 31, 2004, the Company's fixed assets consist primarily of office furniture and equipment contributed by a founder at the Company's formation.

Other Long-Lived Assets
-----------------------

The broadcasting license is discussed in Note 3. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the three and nine month period ended March 31, 2004, such amortization totaled $7,620 and $38,155, respectively.
Total programming right expenditures incurred for the nine month period ended March 31, 2004 totaled $103,880, of which $81,100 has not yet been paid and is reflected in current liabilities.

The film library is discussed in Note 4. This asset will be amortized over its estimated useful life of 10 years beginning in April 2004.
No amortization expense has been recorded in 2004.

Intangible Assets
-----------------

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. Goodwill will be subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recoded for any goodwill that is determined to be impaired. The Company performs impairment testing on all existing goodwill at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its goodwill and other intangible assets existed at March 31, 2004. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of goodwill in the future.

Accounting for Website Development Costs
----------------------------------------

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $5,685 and $16,053 for the three and nine month periods ended March 31, 2004, respectively.

Impairment of Long-Lived Assets
-------------------------------

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at March 31, 2004. There can be no assurance, however, that market conditions will not change which could result in future long-lived asset impairment.

Revenue Recognition
-------------------

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

Bartering with Affiliate Stations
---------------------------------

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three and nine month periods ended March 31, 2004, affiliate costs totaled $66,127 and $135,473, respectively.

Stock-Based Compensation
------------------------

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as no new employee options or warrants have been granted for the nine months ended March 31, 2004. There is also no pro forma impact under SFAS No. 123 of prior warrants granted.

Basic and Diluted Loss Per Share
--------------------------------

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the nine months ended March 31, 2004 and 2003.

NOTE 3 - BROADCAST LICENSE
--------------------------

The Company has entered into a capital lease agreement for television station KSSY located in Arroyo Grande, California, which is located in central California. The lease agreement, which is for a period of three years, requires the Company to pay the lessor approximately $4,167 per month - resulting in an annual payment of $50,000. At the end of the third year, when the Company's payments total $150,000, title will be transferred to the Company for a 95% interest in the television station. The lease agreement also includes a provision that if the lessor is prohibited by the Federal Communications Commission ("FCC") to transfer ownership to the Company, the Company has the right to lease the television station for an additional ninety-nine years at a rate of $1 per year. The Company has the right to pay off the total balance of the lease at any time, and no penalty will be imposed.

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

For accounting purposes, the capital lease and broadcasting license have been recorded on the books of the Company at the present value of the future lease payments (totaling $130,000). The broadcasting license is considered to be an intangible asset with an indefinite live under SFAS No. 142. Under SFAS No. 142, this asset is subject to impairment tests at least annually. Revenues and expenses of the television station are recognized by the Company on an ongoing basis from the date of the agreement, along with a minority interest representing the ownership retained in the television station by the seller.

NOTE 4 - FILM LIBRARY
---------------------

In January 2004, the Company acquired the name and film library of All Sports Television Network ("ASTN") in exchange for ASTN's outstanding payable to the Company of $78,600. The Company will amortize this library over its estimated useful life of 10 years beginning April 1, 2004. The Company reflected this transaction as if it had occurred effective December 31, 2003 by reclassifying accounts receivable of $78,600 to the film library account.

The Company is revamping the programming and developing a new marketing scheme, including a website and logo. ASTN will be the only national sports television network that can be seen on broadcast television. The network is scheduled to begin officially airing July 1, 2004, and will initially be broadcasting four hours per day, seven days a week. It will feature sporting events from throughout the world. Additionally, sports-related programming, such as feature films and series, will be aired on the network.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Capital Lease
-------------

The Company is the lessee of a broadcasting license under a capital lease obligation (see Note 3) that expires in July 2006, with an effective interest rate of 9.5% per annum. The terms of the lease provide for monthly payments of approximately $4,167. Future minimum annual lease payments under the capital lease are as follows:

             Years Ending
              June 30,
             ------------


               2004 (three months)      $  12,500
               2005                        50,000
               2006                        50,000
               2007                         4,200
                                         ---------
                                          116,700
          Less amount representing
             interest                     (13,605)
                                         ---------
                                          103,095
          Less current portion            (19,270)
                                         ---------
                                        $  83,825
                                         =========

Lease payments are $18,740 in arrears, which is included in accounts payable.


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

NOTE 6 - NOTES PAYABLE
----------------------

At March 31, 2004, the Company has 10% convertible promissory notes with third parties totaling $60,000. At the election of the holders, the outstanding principal of the notes can be converted into shares of the Company's common stock at $2.00 per share after the Company's stock commences trading. The conversion must be exercised within thirty days after the stock begins trading, otherwise the note plus accrued interest will be paid to the holders at their maturity dates. Also, the Company has a $10,000 convertible promissory note payable to a third party that bears interest at 10% and is due on June 30, 2004. At the election of the holder, the outstanding principal of the notes can be converted into shares of the Company's common stock at $2.00 per share after the Company's stock commences trading.

The Company has $120,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable by July 1, 2004. The Company has a loan under a 10% promissory note from family members of the Company's officers totaling $7,000 at March 31, 2004. The note has no set maturity date, and is payable upon demand.
Related party interest expense under these notes for the nine months ended March 31, 2004 was $2,625. The notes and accrued interest payable balance in the accompanying consolidated balance sheet includes accrued interest of $3,363.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

During the nine-month period ended March 31, 2004 a total of 55,050 shares of Company stock was sold at $2.00 per share generating $110,100 in proceeds. In addition, the Company amortized $56,339 of prepaid consulting expense as the related contracts were completed during the nine-month period ended March 31, 2004.

NOTE 8 - LOSS PER SHARE
-----------------------

Basic and diluted loss per common share is computed as follows for the three and nine months ended March 31, 2004 and 2003:




                                      Three Months Ended      Nine Months Ended
                                     March 31,  March 31,    March 31,   March 31,
                                       2004       2003         2004        2003
                                     -------    --------     -------     --------

Numerator for basic and diluted
 loss per common share:
   Net loss                        ($304,195)  ($2,213,108)  ($1,089,182) ($2,257,895)

Denominator for basic and diluted
 loss per common share:
   Weighted average common
     shares outstanding            5,785,360     2,852,405     5,777,173   2,565,591
Net loss per common share
  available to common
  shareholders                        ($0.05)     ($0.78)        ($0.19)     ($0.88)



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

OPERATIONS
----------

As of September 9, 2003, Omni Broadcasting Network began airing a two-hour program twice a week that presents feature films, and two half-
hour children programs twice a week.   The programs can be seen by 40
million households nationwide. We are currently in the process of expanding our broadcast hours so that we will be broadcasting primetime (8:00p.m. to 11:00 p.m., Eastern Standard Time) seven days a
week, as well as weekend mornings.   Additional programming content
has been licensed for that purpose. The Company has implemented an advertising sales program directed at securing program sponsors and advertisers.

Eclectic Entertainment, our subsidiary devoted to producing and distributing of television shows, feature films and music, currently has four television series under development - L.A. Food Scene, The Vegas Variety Hour, The Mini Movie Hour and The Adventures Of Unit 28. The Mini Movie Hour is scheduled to begin airing in June 2004. In addition to the programs scheduled for Omni, Eclectic has two music shows in development for POD - Music On Demand and Music On Demand Video. As of June 30, 2003, the Company formed two record companies to produce and/or distribute music. On behalf of the record companies, Eclectic has negotiated a music distribution deal with Pyramid/Universal Music Distributors. Eclectic has also negotiated a U.S. feature film distribution deal with Seventh Art Film Distribution that will provide an avenue to release its future films in theaters located in the United States.

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

GENERAL OVERVIEW
----------------

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2004, and the unaudited statements of operations and cash flows for the three and nine months ended March 31, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the years ended June 30, 2003. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GOING CONCERN
-------------

As reported in the Independent Auditors' Report on our June 30, 2003 financial statements, the Company has incurred losses from operations and has not generated net sales revenue that raised substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues from operations and have no assurance of any future revenues. We incurred a net loss of $1,089,182 during the nine months ended March 31, 2004. We have a cash balance of $10,617 at March 31, 2004. In addition, at March 31,

2004 our accumulated deficit was $4,058,932 and we had negative working capital of $1,117,496. We recognize that we must obtain additional capital for the eventual achievement of sustained profitable operations.

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

Web Site Development Costs
--------------------------

We capitalize costs related to our website development in accordance with the Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs are amortized using the straight-line method over the estimated useful life of three years. We assess the recoverability of our website development costs by determining whether the amortization of these costs over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

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

Impairment of Long-Lived Assets
-------------------------------

We assess the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

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

RESULTS OF OPERATIONS
---------------------

Total revenues, net of affiliate costs, for the Company were $27,484 for the nine-month period ended March 31, 2004 as compared to $33,639 for the entire 2003 fiscal year. The primary source of revenue was the Infomercial Broadcasting segment, which generated $41,923 in revenues, net of affiliate costs, for the nine-month period as compared to $9,739 for the entire year. In addition, $1,561 was generated from the leased TV station.

Expenses incurred during the nine-month period ended March 31, 2004 totaled $1,100,657 as compared to $3,128,965 for the entire 2003 fiscal year, which included one time organizational and management services expenses that are no longer applicable to ongoing operations. Other income/expenses for the nine-month period ended March 31, 2004 was a loss of $17,237. During the 2003 fiscal year other income of $200,000 was generated from consulting services. The Company no longer provides any consulting services; as a result Other Income is substantially lower. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2004 was $1,089,182 as compared to a net loss of $2,934,143 for the entire 2003 fiscal year.

Nine-Month Period Ended March 31, 2004 as Compared to March 31, 2003
--------------------------------------------------------------------

The nine-month period ended March 31, 2004 produced substantially different results from the same period of 2003. The Infomercial Broadcasting and TV & Film Production segments were established in the period ending December 31, 2002, but were not operational. The Prime Time Broadcasting segment began airing during the quarter ended September 30, 2003. The Infomercial Broadcasting segment began operations in February 2003. As a result, the Company only had non-recurring revenue of $36,044 and miscellaneous organizational expenses of $2,448,280 for the nine-month period ended March 31, 2003. Results of operations for the nine-month period ended March 31, 2004 are
detailed in the chart below.   Included are the assets, liabilities,
revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Assets           $478,832         $19,671      $108,847       $1,229,679     ($1,442,735)      $390,294

Liabilities     ($488,278)       ($88,416)    ($419,981)       ($583,882)       $343,844    ($1,236,713)

Revenues, net
of affiliate
costs            $202,268              $0       $41,923           $1,561       ($218,268)       $27,484

Expenses        ($681,070)       ($64,057)    ($313,451)       ($260,347)       $218,268    ($1,100,657)

Other
Inc/(Exp)           ($614)             $0      ($29,000)         $12,377              $0       ($17,237)

Net Income      ($478,188)       ($64,057)    ($300,528)       ($246,409)             $0    ($1,089,182)




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

Omni Prime Time Broadcasting
----------------------------

Revenues, net of affiliate costs, from this segment of operations totaled $202,268, of which $218,268 represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $681,070. Among the items expensed during that period were $73,164 of accrued payroll costs, $218,268 of satellite uplink costs and an accounts receivable write off of $200,000. The net loss for this segment of operations was $478,188.

Eclectic TV & Film Production
-----------------------------

No revenues were generated in this segment of operations because the programs are still in the development stage. The Company incurred $64,057 of expense during the period, which includes $9,888 of program development costs and $54,000 of accrued salaries.

POD Infomercial Broadcasting
----------------------------

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $41,923 against $313,451 of expenses. Among the items expensed during that period were $218,268 of satellite uplink costs, and $55,044 of marketing, promotion and consulting services. The net loss for this segment of operations was $300,528.

OBN Corporate
-------------

OBN corporate generated revenues $1,561, which represents revenue from the KSSY television station. The expenses incurred by OBN corporate were $260,347. This amount included $163,152 of accrued salaries and $36,848 of other general and administrative expenses. The net loss for corporate was $246,409.

Three-Month Period Ended March 31, 2004 as Compared to March 31, 2003
---------------------------------------------------------------------

The quarter ended March 31, 2004 also produced substantially different results from the same period of 2003. The Company had revenue of $12,152 and miscellaneous organizational expenses of $2,395,057 for the quarter ended March 31, 2003. Results of operations for the quarter ended March 31, 2004 are detailed in the chart below.
Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

                Prime Time     TV & Film    Infomercial    Corporate     Reconciling     Total
                Broadcasting   Produciton   Broadcasting                 Items


Revenues, net
of affiliate
costs             $68,856              $0       ($4,449)              $0      ($72,756)       ($8,349)

Expenses        ($141,843)       ($18,169)     ($90,915)       ($110,907)      $72,756      ($289,078)

Other
Inc/(Exp)           ($700)             $0      ($29,000)         $22,932            $0        ($6,768)

Net Income       ($73,687)       ($18,169)    ($124,364)        ($87,975)           $0      ($304,195)




	*Expenses include operating expenses and cost of sales.

Omni Prime Time Broadcasting:
-----------------------------

Revenues, net of affiliate costs, from this segment of operations totaled $68,856, of which $72,756 represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $141,843. Among the items expensed during that period were $28,750 of accrued payroll costs and $72,756 of satellite uplink costs. The net loss for this segment of operations was $72,687.

Eclectic TV & Film Production:
------------------------------

No revenues were generated in this segment of operations because the programs are still in the development stage. The Company incurred $18,169 of expense during the period, which included $18,000 of accrued salaries.

POD Infomercial Broadcasting:
-----------------------------

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled ($4,449) against $90,915 of expenses. Among the items expensed during that period were $72,756 of satellite uplink costs and $3,333 of accrued salaries. The net loss for this segment of operations was $124,364.

OBN Corporate:
--------------

OBN corporate generated revenues of $0. The expenses incurred by OBN corporate were $110,907. This amount included $60,000 of accrued salaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of March 31, 2004 the Company's current liabilities of $1,152,888
exceeded current assets of $35,392 by $1,117,496.   Approximately 36%
of current liabilities represented accrued payroll for executives who opted to defer taking salaries until the offering was completed.

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

                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities and Use of Proceeds.
--------------------------------------------------

During the nine month period ended March 31, 2004, 55,050 shares of stock were sold to individuals at $2.00 per share. The proceeds were used for various operating expenses. In addition, the Company issued $60,000 of debt convertible into common stock at $2 per share. These issuances were made in reliance upon the exemptions from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any pubic offering.

Item 3. Defaults Upon Senior Securities.
----------------------------------------

None.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

None.

Item 5. Other Information.
--------------------------

None

Item 6.  Exhibits.
------------------

None

                                 SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OBN HOLDINGS, INC.
                                (Registrant)


Dated:  May 17, 2004    By: /s/ Roger Neal Smith
                           ----------------------
                                Roger Neal Smith
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



Dated:  May 17, 2004    By: /s/ Roger Neal Smith
                           ---------------------
                                Roger Neal Smith
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


Dated:  May 17, 2004    By: /s/ Larry Taylor
                           ------------------
                                Larry Taylor
                                Chief Financial Officer

                                Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO


SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of QT 5, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1)	The report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  May 17, 2004    By: /s/ Roger Neal Smith
                           ----------------------
                                Roger Neal Smith
                                Chief Executive Officer



Dated:  May 17, 2004    By: /s/ Larry Taylor
                           ------------------
                                Larry Taylor
                                Chief Financial Officer