Form 10KSB
period 2004-06-30
OBN HOLDINGS
filed 2004-10-12
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the annual period ended June 30, 2004

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

                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: ($9,537). Aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $5,863,348 based on a price of $2.30 as of August 30, 2004. As of August 30, 2004 the Company had 5,919,252 shares of its $.001 par value common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                TABLE OF CONTENTS



PART I                                                                        1

ITEM 1.   Description of Business                                             1

ITEM 2.   Description Of Properties                                           3

ITEM 3.   Legal Proceedings                                                   3

ITEM 4.   Submission Of Matters To A Vote Of Security Holders                 3


PART II                                                                       4

ITEM 5.   Market Information                                                  4

ITEM 6.   Management's Discussion And Analysis Of Financial Condition
          And Results Of Operations                                           5

ITEM 7.   Financial Statements                                               11

ITEM 8.   Changes And Disagreements With Accountants On Accounting
          And Financial Disclosure                                           12

ITEM 8A.  Disclosure Controls And Procedures                                 12


PART III                                                                     13

ITEM 9.   Directors, Executive Officers, Promoters And Control Persons,
          Compliance With Section 16(A) Of The Exchange Act                  13

ITEM 10.  Executive Compensation                                             15

ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management     16

ITEM 12.  Certain Relationships And Related Transactions                     17

ITEM 13.  Exhibits, Lists And Reports On Form 8-K                            18

ITEM 14.  Principal Accountant Fees And Services                             19

                                     PART I


ITEM 1.   Description of Business

Corporate History
-----------------

OBN Holdings, Inc. ("OBN" or the "Company") was incorporated in Nevada in 2003 as the holding company for three wholly owned operating subsidiaries: Omni Broadcasting Network, Eclectic Entertainment and Products On Demand Channel. Omni Broadcasting Network ("Omni") was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment ("Eclectic") was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel ("POD") was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired KSSY television, which is located in San Luis Obispo County, California. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which will begin broadcast operations as a fourth subsidiary in the fall of 2004.

Products on Demand Channel began broadcasting February 2003. Omni Broadcasting Network officially begin airing in September 2003. Currently, Omni's programming is airs Monday and Tuesday from 8:00 p.m. to 10:00 p.m., and Saturday and Sunday from 8:00 a.m. to 9:00 a.m. Omni plans to extend its broadcast hours beginning in fall 2004. Ultimately, the network's broadcast hours will be from 8:00 p.m. to 11:00 p.m. seven days a week, and Saturday and Sunday from 8:00 a.m. to 11:00 a.m. Saturday and Sunday. The Products On Demand Channel, and later, the All Sports Television Network will share the satellite uplink facilities with Omni, and broadcast during the hours that Omni is not broadcasting.

Production operations began in July 2002 when Eclectic Entertainment was formed. Eclectic has initiated several television productions. To reduce the liability of Eclectic separate corporations or limited liability companies are created for each project, which is a standard practice in the entertainment industry. Eclectic is currently producing a television "special" celebrating the 50th anniversary of the singing group The Four Tops. The television special is scheduled to premiere on the Omni Broadcasting Network in November 2004. Television programs that Eclectic currently has in varying stages of development include "Music On Demand," "The Mini Movie Hour," "The Vegas Variety Hour," and "The L.A. Food Scene."

In December 2003 Retro Records ("Retro") was established to produce and distribute music compact disks and DVDs. During the winter of 2004, Retro plans to release a CD and DVD of the Four Tops special being produced by Eclectic. Eclectic will receive royalties from the distribution of the CD and DVD from Retro.

On May 21, 2004 the SEC/NASD granted formal approval for public trading by existing shareholders of OBN shares. On June 25, 2004 OBN's initial public offering was approved by the SEC and the Company began its effort to raise the funds necessary to implement its business plan. To date no shares have been sold.

Employees
---------

OBN employs three full-time employees. Omni employs one full-time employee and one part-time employee. Eclectic employs two full-time employees and one part-time employee. POD employs one full-time employee.

Competition
-----------

As with any industry, OBN is faced with competition. The film and television production and broadcasting industries have many large and small production companies and distributors. These companies range from networks such as ABC, NBC, CBS, FOX and UPN, to independent television stations, to major film studios such as Universal and Warner Bros. Although OBN has limited capital, the Company is successfully competing in the market. The primary factors that allow OBN to compete are: 1) television stations not currently affiliated with television networks are seeking network affiliation so they can increase the amount and quality of programming; 2) independent and foreign television/film producers are seeking outlets for their projects because all of the major networks have developed in-house production companies as their major source for programming; and 3) well established musical artists are being released by major record labels in favor of younger performers, which results in the established artists seeking outlets and innovative avenues to release new music projects. Each of these factors is addressed below.

The vast number of broadcast television stations (more than 4,000 television stations), and the limited number of network affiliations available (seven major broadcast networks) has resulted in smaller stations not having any type of affiliation with a television network. Network affiliation is considered important by most stations because many cannot afford to air original or quality programming to their audiences, which results in low viewership. Low viewership results in limited revenue generated by the station, as well as a greater difficulty of having a presence on their local cable company. Many stations are relying on broadcasting old movies and television series produced between the 1930's and 1960's that are in the public domain, as well as low budget local programming. As a result, the Omni Broadcasting Network has been able increase its network affiliates resulting in Omni currently broadcasting to over 40,000,000 households. Currently, Omni Broadcasting programs can be seen on broadcast (over-the-air) television, basic cable, digital cable, and on Direct TV, the Dish Network and Echostar.

In addition, Omni has attracted numerous independent and foreign television and feature film producers interested in providing the network with content. Every year, companies not affiliated with television stations or networks produce hundreds of television programs and motion pictures worldwide. In the past, the major networks licensed the properties for broadcasting because they could not legally own production companies. However, because the Federal Communications Commission rescinded its regulations that barred television networks from owning production companies, all of the major networks both produce and broadcast television programs. This situation has resulted in independent producers having far fewer outlets. Currently OBN subsidiaries own or have licensing rights for over 60 program titles ready for airing. Further, Eclectic Entertainment has several projects currently in production that are planned for airing. In addition, Omni has successfully negotiated licensing deals with independent producers and production companies worldwide to air their programming on the network. The types of licensing contracts vary - some require an upfront licensing fee, some involve a revenue-sharing model with a back-end licensing fee guarantee and others are solely revenue-sharing.

Intellectual Properties
-----------------------

Among the intellectual properties acquired by OBN and its subsidiaries are the following licensed properties. We typically enter a two-year licensing agreement with unlimited airing.

-------------------------------------------------------------------------------------
         Birdz                        Ornament                  A World Apart
-------------------------------------------------------------------------------------
         A Hollow Place               Rockin & Rollin           Diwali
-------------------------------------------------------------------------------------
         A Zen Tale                   Sentinelles               Echo
-------------------------------------------------------------------------------------
         Absolution                   Seraglio                  Gunslingers
-------------------------------------------------------------------------------------
         Clown Car                    Stubble Trouble-          Ocha Cups For Christmas
-------------------------------------------------------------------------------------
         George Lucas In Love         Sunday                    Pickled Herring
-------------------------------------------------------------------------------------
         Hate                         Sweet                     The Birthmark
-------------------------------------------------------------------------------------
         Hold up                      The Beneficiary           Vacation
-------------------------------------------------------------------------------------
         House Broken                 The Copy Shop             Tenth
------------------------------------------------------------------------------------
         In The Box                   The Dancing Cow           The Strange Case of Patient X
-------------------------------------------------------------------------------------
         Manipulation                 The Other Son             Special Delivery
-------------------------------------------------------------------------------------
         Melancholy                   The Robber                Cineafone
-------------------------------------------------------------------------------------
         More                         Titus The Great
-------------------------------------------------------------------------------------

In addition to these licensed programs, we have several programs in development under the Eclectic Entertainment subsidiary.


Marketing Strategy
------------------

Television broadcasting is the foundation on which the business is built because it provides the Company with the distribution outlets for its programming, and the medium to promote its products and services. There are literally thousands of television and film production companies throughout the world. All of them have one common goal - to have their productions distributed on television, in movies theaters or in video stores. The American television networks are inundated with producers and distributors worldwide seeking to have their programs aired in the U.S. Having our own television networks results in OBN having a guaranteed outlet for the programming produced by its affiliates, and affords the Company the opportunity to promote its products and services inexpensively.

OBN's vertically integrated flat organizational structure allows us to minimize costs and make quick decisions. Generated revenues cover the cost of operations, while outside funds are raised for larger productions. We incorporate bartering and revenue sharing to further reduce costs and risks. Fixed costs are considered undesirable. Programming content is most often obtained via licenses with independent producers who have completed projects ready for airing. Thus, our production cost is limited to inserting commercials and "wrap-around" commentary by our hosts. We air "family friendly" programs, and produce programming that we believe will appeal to foreign and domestic markets. We are very cognizant of the fact that we do not need a huge audience for the Company to be profitable.

There are currently seven major broadcast networks and there are approximately 276 cable networks. Omni is a broadcast network, which is comparable to NBC, ABC and CBS, as opposed to TNT and USA, which are cable networks. Like other television networks, we have affiliate stations around the country that pull down our programming from a satellite uplink, and air it to their local viewers. Since the FCC (Federal Communications Commission) no longer prohibits networks from producing their own programming, virtually all the major broadcast networks currently have their own production entities that has resulted fewer outlets for independent production companies. As a result, foreign and independent producers routinely approach us seeking television distribution. It is essentially a buyer's market for small networks like Omni and ASTN.

With most major television networks, if a program does not receive a certain number of viewers after airing the first few episodes, the program is replaced. Our business model allows us to run television programs for a longer period of time so that they can develop an audience. This policy is very attractive to independent producers. Since Omni and ASTN have significantly lower operating costs, we are less dependent on ratings.

According to the FCC, there are over 4000 TV broadcast station licenses in the United States, of which approximately 1,200 are public broadcasting stations and 2,800 are commercial stations. With only seven broadcast networks, many commercial televisions stations are not affiliated with a network. Our business model includes increasing the Omni and ASTN affiliate bases (i.e., number of viewers) by attracting televisions stations with our original programming, and with programming that cannot be seen elsewhere.


ITEM 2.   Description Of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123. It is leased executive suite space at a monthly rate of $350. Operating office facilities consist of 3,500 square feet and are located at 4322 Wilshire Blvd., Suite 300, Los Angeles, California. We rent these facilities at a monthly rate of $4,600 per month, including property taxes, insurance and maintenance. Our lease expires on October 31, 2009. In addition, we lease executive suite space for marketing purposes in New York City at a monthly rate of $250. We expect to renew all of our leases at current market rates.


ITEM 3.   Legal Proceedings

None


ITEM 4.   Submission Of Matters To A Vote Of Security Holders

None.

                                     PART II

ITEM 5.   Market Information

Our common stock is listed on the Over-The-Counter Bulletin Board under the symbol "OBNH" beginning May 21, 2004. Our stock price, like that of many entertainment companies, is highly volatile. The stock price may be affected by such factors as:

    o    Acquiring or development of important intellectual properties
    o    Announcements of distribution
    o    Regulatory or legal matters
    o    Broader industry and market trends
    o    Financial performance

In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2004 for our common stock. Our stock has only been trading approximately 30 days.

                Quarter Ended                    High       Low
                June 30, 2004                  $ 3.30     $ 2.75


As of June 30, 2004, there were approximately 92 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company are authorized for issuance.


                                           (a)                     (b)                      (c)
                                                                                        Number of
                                                                                        securities
                                                                                  remaining available
                                        Number of                                       for future
                                    securities to be                                   issuances under
                                       issued upon           Weighed-average       equity compensation
                                       exercise of          exercise price of        plans (excluding
                                       outstanding             outstanding              securities
                                    options, warrants       options, warrants          reflected in
           Plan Category               and rights               and rights              column (a))
        Equity compensation               -0-             $     -0-                      -0-
        plans approved by
        security holders

        Equity compensation               1,000,000              4.00                    -0-
        plans not approved by
        security holders

        Total                             1,000,000         $    4.00                    -0-

No common shares have been issued as result of this option plan. The plan was developed and approved by the Board prior to the Company making its stock to available to the public.

There have been no sales of unregistered securities through June 30, 2004 that have not been previously reported

ITEM 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Since our initial broadcasting in September 2003 we have not had the funds to fully implement our business plan. This continues to be the case. Unforeseen SEC, NASD and market entry activities have delayed the receipt of proceeds from our initial public offering by several months, and advertising revenues have been less than forecasted due to budgetary constraints in our sales effort. Through it all Omni has remained on the air and continues developing content for the television network. Moreover, we have generated some revenues. Unfortunately, our liabilities have continued to grow as all products to date have been developed by incurring more debt. It is unclear how much longer we can operate in this manner.

Omni Broadcasting Network continues to air a two-hour program twice a week that presents feature films, and two half-hour children programs twice a week. It still has plans to expand its broadcast hours to cover primetime (8:00 p.m. to 11:00 p.m., Eastern Standard Time) seven days a week, as well as weekend mornings. Additional programming content continues to be licensed for that purpose. Eclectic Entertainment, our production company, has focused its efforts on producing its first television "special," while production on several television series ("Music on Demand," "L.A. Food Scene," "The Vegas Variety Hour," "The Mini Movie Hour" and "The Adventures Of Unit 28") wait further funding. The live show entitled "From the Heart: The Four Tops 50th
Anniversary" was taped at the Detroit Opera House on July 28, 2004 and will initially air on Omni in the fall of 2004. A CD and DVD from the live show will be released on our music label, Retro Records, and distributed by Pyramid/Universal Music Distribution. POD, our third subsidiary, continues to air primarily paid programming and infomercials on the unused Omni airtime. Plans to launch our fourth subsidiary, ASTN, have been postponed until October 2004. Likewise, the upgrades to our leased television station, KSSY, have been postponed until additional capital is received.

As mentioned above, revenues from operations have been limited. When Omni first began broadcasting in September 2003, management decided to delay seeking advertising dollars until the affiliate base was well established, and the programming lineup for fully in place. Funds from the impending IPO were to expedite efforts to build the affiliate base. While the IPO funds were delayed, we continued to build the affiliate base and acquire content, but at a much slower pace. Recently, a Director of Sales has been hired and will begin building the sales infrastructure. Given our original content and affiliate base, we expect that revenues from broadcast operations will significantly improve.

After meeting all SEC and NASD requirements, OBN shares were approved for trading on the OTCBB on May 21, 2004. We anticipate that Company-owned sales of OBN stock will commence during the 2nd quarter of 2004-05. Currently we have 1.6 million shares of stock registered and available for sale to the public, which could generate gross proceeds up to $4,000,000.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholders' equity statement as of and for the year ended June 30, 2004, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.


GOING CONCERN

As reported in the Independent Auditors' Report on our June 30, 2004 financial statements, the Company has incurred losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues from operations and have no assurance of any future revenues. We incurred a net loss of $1,461,106 during the year ended June 30, 2004. We have a cash balance of $3,493 at June 30, 2004. In addition, at June 30, 2004 our accumulated deficit was $4,430,857 and we had negative working capital of $1,408,709. We recognize that we must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through an initial public offering, other equity financing sources and the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise or generate proceeds of at least $2,000,000 within the next six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. We anticipate raising gross proceeds of at least $4,000,000 from our public offering in the next few months so we can expand our affiliate base, develop more programming and achieve profitability. However, there is no minimum amount of shares that must be sold during this offering and none of the holders of warrants may exercise them before August 25, 2004, which could impact our ability to continue as a going concern. Should this situation occur, management is committed to operating on a smaller scale until generated revenues can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

   1) The Company is aggressively developing new television programs for Omni. We are continually meeting with independent television producers who have approached us with ideas for shows that they would like to have aired on the network. We expect the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

   2) The Company is identifying and creating production and distribution opportunities for Eclectic. We are continually developing new ideas for television programs for airing on Omni as well as licensing the programs to cable networks. Additionally, we are currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

   3) We are marketing the airtime available on the POD to independent television program distributors and small television networks.

   4) The Company has hired additional sales and marketing people to secure advertising and sponsorship revenue for the programs being aired by Omni. The people recently hired have successfully sold advertising time for other small and startup television networks.

   5) The Company is continually increasing the number of affiliate television stations that will broadcast programming aired on both Omni and POD.
       The increased number of households being reached by our broadcast will result in the Company being able to increase the amount charged for advertising on the networks

   6) The Company is taking steps to increase the awareness of its subsidiaries. Press releases related to Omni and Eclectic are being distributed to the media, and have been published nationally. We have used, and will continue to use, the services of professional publicists on a project-by-project basis.

   7) The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.


Liquidity and Capital Resources

As of June 30, 2004 the Company's current liabilities of $1,412,202 exceed current assets of $3,493 by $1,408,709. Approximately 39% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the IPO funds are raised.

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

Should the Company receive little or no funding from our public offering, we will continue to function utilizing the revenues generated by Omni, Eclectic, ASTN and POD. Each entity is addressed below:


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

Eclectic Entertainment
----------------------

With no funding, Eclectic will have to raise monies from outside sources in order to produce its television programs, which is the method normally used by independent production companies. This will delay the production schedule and the dates that programs first air on Omni. As is the case with other producers and production companies, Eclectic cannot, and will not, guarantee investors that a television program will generate a profit. However, unlike most production companies, Eclectic can assure potential investors that any program it produces will be aired on television (i.e. distributed) since Eclectic will only seek to raise funds for programs scheduled to be aired on Omni. Additionally, the lack of funding will result in the Company not wholly owning some of its productions, which reduces the overall earning potential. This lack of funding will have minimal impact on feature film production activities because Eclectic has always planned to seek separate funding for producing feature films.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts . We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results.

Web Site Development Costs. We capitalize costs related to our website development in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs are amortized using the straight-line method over the estimated useful life of three years. We assess the recoverability of our website development costs by determining whether the amortization of these costs over their remaining lives can be recovered through projected undiscounted future cash flows.

Intangible Assets . We have adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

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

Impairment of Long-Lived Assets. We assess the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Revenue Recognition.
--------------------

1) Revenue from licensing TV programs and feature films can come from several sources. As projects are completed, we will have the option of airing the TV programs on our own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

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

2) Revenue can also result from "revenue sharing" with program licensors. Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where we air the program for a contracted number of times and, in consideration for the programming, the licensor receives a specified number of advertising minutes. SFAS No. 63, "Financial Reporting by Broadcasters," sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, we recognize a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

For cash purchases and revenue sharing, as rights are acquired, the programs are recorded as assets and are amortized as the programs are aired over the network. For agreements with unlimited airing of a program the asset is amortized over the license period.

3) Revenue can be generated from advertising and paid programming. Advertising and paid programming revenue are recognized as the commercials/programs are aired.

For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as sales when the commercial is aired.

4) Bartering with affiliate stations could also generate revenue. Under a cash-plus-barter arrangement, we provide a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as we pay this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue.

Deferred Taxes . We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.


Results of Operations

The figures as of and for the year ended June 30, 2004 are shown in the chart below:

----------------------------------------------------------------------------------------------------------------
                      Prime Time      TV and Film      Infomercial-Paid  Corporate     Reconciling         Total
                     Broadcasting     Production          Programming                    Items
                                                          Broadcasting
----------------------------------------------------------------------------------------------------------------
Assets                  $512,919       $ 16,654         $ 82,693     $1,271,297       ($1,560,391)     $  323,172
----------------------------------------------------------------------------------------------------------------
Liabilities            ($602,053)     ($119,119)       ($518,865)   ($  646,295)       $  419,600     ($1,466,732)
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $273,724       $      0         $  6,203     $    1,560       ($  291,024)    ($    9,537)
affiliate cost
----------------------------------------------------------------------------------------------------------------
Expenses               ($863,938)     ($ 97,777)       ($399,670)   ($  358,712)       $  291,024     ($1,429,073)
----------------------------------------------------------------------------------------------------------------
Other Inc/(Exp)         $    440       $      0        ($ 38,100)    $   15,164        $        0     ($   22,496)
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($589,774)     ($ 97,777)       ($431,567)   ($  341,988)       $        0     ($1,461,106)
----------------------------------------------------------------------------------------------------------------

For year ended June 30, 2003:

----------------------------------------------------------------------------------------------------------------
                      Prime Time    TV and Film    Infomercial-Paid    Corporate     Reconciling       Total
                    Broadcasting     Production       Programming                       Items
                                                      Broadcasting
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $145,160       $      0         $  9,739      $        0      ($121,260)     $   33,639
affiliate cost
----------------------------------------------------------------------------------------------------------------
Expenses               ($447,322)     ($367,083)       ($315,734)    ($2,120,086)      $121,260     ($3,128,965)
----------------------------------------------------------------------------------------------------------------
Other Inc/(Exp)         $161,983       $      0         $      0     ($      800)      $      0      $  161,183
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($140,179)     ($367,083)       ($305,995)    ($2,120,886)      $      0     ($2,934,143)
----------------------------------------------------------------------------------------------------------------

*Expenses include operating expenses and cost of sales.


Total revenues, net of affiliate costs, for the Company were ($9,537) for the fiscal year ended June 30, 2004 as compared to $33,639 for 2003 fiscal year. The primary source of revenue was the Infomercial Broadcasting segment, which generated $6,203 in revenues, net of affiliate costs, for the fiscal year as compared to $9,739 for 2003 fiscal year. In addition, $1,560 was generated from the leased TV station.

Expenses incurred during the year ended June 30, 2004 totaled $1,429,075 as compared to $3,129,765 for the 2003 fiscal year, which included $2,715,352 of non-cash expenses to various consultants, most of which were one time organizational and management services expenses that are no longer applicable to ongoing operations. Other income/expenses for the fiscal year ended June 30, 2004 was a loss of $20,741. During the 2003 fiscal year other income of $200,000 was generated from consulting services. The Company no longer provides any consulting services; as a result other income is substantially lower. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2004 was $1,461,106 as compared to a net loss of $2,934,143 for the 2003 fiscal year.

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

Prime Time Broadcasting (Omni)
------------------------------

Revenues, net of affiliate costs, from this segment of operations totaled $273,724 in fiscal 2004 compared to $145,160 in fiscal 2003, of which $291,024 represented inter-company charges where Omni invoiced
POD for use of the satellite uplink. Expenses were $863,938. Among the items expensed during 2004 were $123,855 of accrued payroll costs, $444,300 of satellite uplink costs, an accounts receivable write off of $200,000 and $ 95,783 of general and administrative expenses. For 2003, accrued payroll and satellite uplink costs were $30,764 and $179,500, respectively. The 2004 net loss for this segment of operations was $589,774.

TV and Film Production (Eclectic)
-------------------------------

No revenues were generated in this segment of operations because the programs are still in the development stage, as was also true for the year ended June 30, 2003. The Company incurred $97,777 of expense during 2004, as compared to $367,083 during fiscal 2003. The 2004 expenses included $88,505 of accrued payroll expenses and $9,272 of general and administrative expenses, as compared to $19,260 of payroll expenses, $103,000 of one-time non-cash production consulting services and approximately $248,000 of program development expense in 2003.

Infomercial-Paid Programming Broadcasting (POD)
-----------------------------------------------

Infomercial broadcasting revenues, net of $149,865 of affiliate costs, totaled $6,203 compared to $9,739 for the year ended June 30, 2003. Expenses totaled $399,670 for the year ended June 30, 2004, as compared to $315,734 for fiscal 2003 $399,670. Among the items expensed during 2004 were $291,024 of satellite uplink costs, $68,339 of management services expense and $40,307 of general and administrative expenses. Expenses for satellite uplink and general and administrative expenses during 2003 were $121,260 and $193,474 (including $15,000 for design services, $45,000 of website development cost amortization and $56,000 of TV station affiliate development costs), respectively. The 2004 net loss for this segment of operations was $431,567.

OBN Corporate
-------------

OBN corporate generated revenues $1,560, which represents revenue from the KSSY television station compared to no revenue for the year ended June 30, 2003. The expenses incurred by OBN corporate were $358,714 for the year ended June 30, 2004, as compared to $2,120,086 for fiscal 2003. The 2004 amount included $258,675 of accrued payroll expenses and $100,039 of other general and administrative expenses as compared to $64,200 and $2,320,508 in 2003 (including approximately $2.1 million of non-cash expenses paid to consultants to provide a variety of services). The 2004 net loss for the corporate office was $341,990.


Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.

ITEM 7.   Financial Statements
          Report of Independent Registered Public Accounting Firm
F-1
          Balance Sheet as of June 30, 2004
F-2
          Statements of Operations for the years ended June 30, 2004 and 2003
F-3
          Statements of Stockholders' Equity (Deficit) for the years ended June
          30, 2004 and 2003

F-4       Statements of Cash Flows for the years ended June 30, 2004 and 2003

F-6       Notes to Financial Statements
F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of OBN Holdings, Inc. (a California corporation) and subsidiaries (the "Company") as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited cash resources, has a working capital deficit and has an accumulated deficit of $4,430,857 as of June 30, 2004. These conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 1 to the financial statements, of the Company's ultimate attainment of profitable operations is dependent on future events, including obtaining adequate financing to complete development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                               CORBIN & COMPANY, LLP



Irvine, California
August 30, 2004

PART 1:  FINANCIAL INFORMATION
Item 1.  CONSOLIDATED Financial Statements


                               OBN Holdings, Inc.
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,
                                                                      2004
                                                                  ------------

ASSETS

Current assets:
      Cash and cash equivalents                                   $      3,493
      Accounts receivable, net of allowance for doubtful
        accounts of $214,500                                                 0
                                                                  ------------

           Total current assets                                          3,493
                                                                  ------------

Fixed assets, net                                                        2,500
Broadcast license                                                      130,000
Programming rights, net of accumulated amortization of $43,342          41,287
Film library, net of accumulated amortization of $6,600                 72,600
Website development costs, net of accumulated amortization
   of $22,740                                                           37,062
Deposits                                                                36,230
                                                                  ------------
                                                                       319,679
                                                                  ------------

            Total assets                                          $    323,172
                                                                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                            $    532,147
      Accrued payroll and related                                      554,050
      Current portion of capital lease obligation                       43,328
      Programming rights payable                                        80,030
      Notes and accrued interest payable                                21,210
      Notes and accrued interest payable to related parties            181,437
                                                                  ------------
           Total current liabilities                                 1,412,202



Capital lease obligation, net of current portion                        54,530
                                                                  ------------

            Total liabilities                                        1,466,732
                                                                  ------------

Commitments and contingencies                                               --

Stockholders' deficit:
      Undesignated preferred stock, $.001 par value; 20,000,000
        shares authorized; no shares issued and outstanding                 --
      Common stock; $.001 par value; 50,000,000 shares
        authorized; 5,822,572 shares issued
        and outstanding                                                  5,822
      Additional paid-in capital                                     3,281,475
      Accumulated deficit                                           (4,430,857)
                                                                  ------------

            Total stockholders' deficit                             (1,143,560)
                                                                  ------------


                                                                  $    323,172
                                                                  ============

                See accompanying notes to consolidated financial

                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                             June 30,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------

Revenue, net of affiliate costs                    ($     9,537)   $     33,639

Cost of sales                                           468,701          10,800
                                                   ------------    ------------

   Gross (loss) profit                                 (478,238)         22,839

General and administrative expenses                     959,498       3,118,165
                                                   ------------    ------------

Loss from operations                                 (1,437,736)     (3,095,326)
                                                   ------------    ------------



Other income (expense)

   Other income                                             522         200,000
   Loss on sale of equipment                                  -         (27,352)
   Interest expense                                     (22,137)        (10,665)
                                                   ------------    ------------

      Total other income (expense), net                 (21,615)        161,983
                                                   ------------    ------------

Loss before income taxes                             (1,459,351)     (2,934,143)

Income taxes                                              1,755             800
                                                   ------------    ------------

     Net loss                                      ($ 1,461,106)   ($ 2,934,143)
                                                   ============    ============


Net loss available to common
   shareholders per common share:

   Basic and diluted net loss per
   common share                                    ($      0.25)   ($      0.88)
                                                   ============    ============


   Basic and diluted weighted
   average shares outstanding                         5,784,035       3,336,156
                                                   ============    ============

          See accompanying notes to consolidated financial statements.

OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the years ended June 30, 2004 and 2003

                                 Undesignated
                               Preferred Stock           Common Stock         Additional   Prepaid                        Total
                            ----------------------  ----------------------     Paid-in    Consulting    Accumulated    Stockholders'
                              Shares      Amount      Shares      Amount       Capital     Expenses       Deficit         Equity
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------
Balance, June 30, 2002              --    $     --   2,402,910  $    2,403   $    8,611     $     --   ($    35,608)  ($    24,594)

Stock issued for cash               --          --     153,000         153      175,347           --             --        175,500

Stock issued for services           --          --   3,126,340       3,126    2,834,653   (    56,339)           --      2,781,440

Stock issued for conversion
 of related party notes payable     --          --      48,060          48       78,072           --             --         78,120

Net Loss                            --          --          --          --            --          --   (  2,934,143)  (  2,934,143)
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------

Balance, June 30, 2003              --          --   5,730,310       5,730    3,096,685  (    56,339)  (  2,969,751)        76,325

Stock issued for cash               --          --      65,050          65      130,035           --             --        130,100

Stock issued for services           --          --       1,000           1        1,999           --             --          2,000

Stock issued for conversion
 of Notes Payable                   --          --      26,392          26       52,758           --             --         52,784

Amortization of prepaid
 consulting expenses                --          --          --          --           --       56,339             --         56,339

Net Loss                            --          --          --          --           --           --     (1,461,106)    (1,461,106)
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------

Balance, June 30, 2004              --   $      --   5,822,752  $    5,822   $ 3,281,477  $       --   ($ 4,430,857)  ($ 1,143,560)
                            ==========  ==========  ==========  ==========   ===========  ===========   ============   ============

                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE YEARS ENDED
                                                                               June 30,
                                                                      ----------------------------
                                                                          2004            2003
                                                                      ------------    ------------
Cash flows from operating activities
   Net loss                                                           ($ 1,461,106)   ($ 2,934,143)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       147,269          13,143
       Bad debt provision                                                  200,000              --
       Loss on sale of equipment                                                --          27,352
       Shares issued for services                                            2,000       2,715,352
       Changes in operating assets and liabilities:
           Accounts receivable, net                                        (71,700)       (449,800)
           Deposits                                                           (170)        (36,060)
           Accounts payable and accrued expenses                           874,808         443,002
           Payments on programming rights                                  (23,850)             --
                                                                      ------------    ------------

                Net cash used in operating activities                     (332,749)       (221,154)
                                                                      ------------    ------------

Cash flows from investing activities:
   Purchase of fixed assets                                                 (2,500)             --
   Purchase of film library
(600)             --
   Proceeds on sale of equipment                                                --          24,309
                                                                      ------------    ------------

                Net cash used in (provided by) investing activities         (3,100)         24,309
                                                                      ------------    ------------

Cash flows from financing activities
   Proceeds from notes payable                                              70,000              --
   Proceeds from notes payable to related parties                          170,000          85,120
   Repayments on notes payable to related parties                               --         (34,532)
   Principal payments under capital lease obligations                      (59,553)           (890)
   Proceeds from issuance of common stock                                  130,100         175,500
                                                                      ------------    ------------

                Net cash provided by financing activities                  310,547         225,198
                                                                      ------------    ------------

Net change in cash and cash equivalents
(25,305)         28,353

Cash, and cash equivalents beginning of period                              28,795             442
                                                                      ------------    ------------

Cash, and cash equivalents end of period                              $      3,493    $     28,795
                                                                      ============    ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                      $      6,953    $      9,835
                                                                      ============    ============
        Income taxes                                                  $      1,755    $        800
                                                                      ============    ============

Supplemental disclosure of noncash investing and
 Financing activities:
   Purchase of equipment/broadcasting rights under capital lease      $    130,000    $     51,661
                                                                      ============    ============
   Shares issued in exchange for website development                  $          0    $     66,088
                                                                      ============    ============
   Programming rights in exchange for programming rights payable      $    103,880    $          0
                                                                      ============    ============
   Accounts receivables converted to film library                     $     78,600    $          0
                                                                      ============    ============
   Related party and third party notes converted to common stock      $     52,784    $     78,120
                                                                      ============    ============

                               OBN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

Nature of Operations and Principles of Consolidation
----------------------------------------------------

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc.("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment, Inc. ("Eclectic") with its wholly owned subsidiaries consisting of Adventures of Unit 28, L.A. Food Scene and Mini Movie Hour. All intercompany transactions and balances have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of OBN
Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred net losses of $1,461,106 and $2,934,143 during the years ended June 30, 2004 and 2003, respectively. It has a cash balance of $3,493 at June 30, 2004. In addition, at June 30, 2004, the Company's accumulated deficit was $4,430,857 and the Company had negative working capital of $1,408,709. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through an initial public offering , other equity financing sources and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Segment Information Reporting

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

A summary of the segments as of June 30, 2004 and for the years ended June 30, 2004 and 2003 is presented in the table below:

As of and for the year ended June 30, 2004:

----------------------------------------------------------------------------------------------------------------
                      Prime Time    TV and Film    Infomercial-Paid    Corporate     Reconciling       Total
                    Broadcasting     Production       Programming                       Items
                                                      Broadcasting
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Assets                  $512,919       $ 16,654         $ 82,693      $1,271,297      ($1,560,391)   $  323,172
----------------------------------------------------------------------------------------------------------------
Liabilities            ($602,053)     ($119,119)       ($518,865)    ($  646,295)      $  419,600   ($1,466,732)
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $273,724       $      0         $  6,203      $    1,560      ($  291,024)  ($    9,537)
affiliate cost
----------------------------------------------------------------------------------------------------------------
Expenses               ($863,938)     ($ 97,777)       ($399,670)    ($  358,712)      $  291,024   ($1,429,073)
----------------------------------------------------------------------------------------------------------------
Other Inc/(Exp)         $    440       $      0        ($ 38,100)     $   15,164       $        0   ($   22,496)
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($589,774)     ($ 97,777)       ($431,567)    ($  341,988)      $        0   ($1,461,106)
----------------------------------------------------------------------------------------------------------------

For the year ended June 30, 2003:

----------------------------------------------------------------------------------------------------------------
                      Prime Time    TV and Film    Infomercial-Paid    Corporate     Reconciling       Total
                    Broadcasting     Production       Programming                       Items
                                                      Broadcasting
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $145,160       $      0         $  9,739      $        0      ($121,260)     $   33,639
affiliate cost
----------------------------------------------------------------------------------------------------------------
Expenses               ($447,322)     ($367,083)       ($315,734)    ($2,120,086)      $121,260     ($3,128,965)
----------------------------------------------------------------------------------------------------------------
Other Inc/(Exp)         $161,983       $      0         $      0     ($      800)      $      0      $  161,183
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($140,179)     ($367,083)       ($305,995)    ($2,120,886)      $      0     ($2,934,143)
----------------------------------------------------------------------------------------------------------------

          (Expenses include operating expenses and cost of sales)


Reconciling items consist of intercompany balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Infomercial-Paid Programming Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2004, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

For the years ended June 30, 2004 and 2003, sales to the two largest customers totaled approximately 60% and 80% of revenue, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts payables, accrued expenses and third-party notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

         Furniture and fixtures                            5 years
         Machinery and equipment                         3-5 years
         Leasehold improvements                      Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2004, the Company's fixed assets consist primarily of office furniture and equipment contributed by a founder at the Company's formation.

Other Long-Lived Assets

The broadcasting license is discussed in Note 2. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the year ended June 30, 2004, such amortization totaled $62,593. Total programming right expenditures incurred for the year ended June 30, 2004 totaled $103,880, of which $80,030 has not yet been paid and is reflected in current liabilities.

The film library is discussed in Note 3. This asset is being amortized over its estimated useful life of 10 years from April 2004. Amortization expense recorded as of June 30, 2004 total $6,600.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $21,738 and $13,143 for the years ended June 30, 2004 and 2003, respectively.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually in the quarter ended June 30, 2004. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at June 30, 2004. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at June 30, 2004. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its long-lived assets in the future.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films
----------------------------------------------------

The Company has not yet completed any projects that could be licensed, although several projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

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

Revenue Sharing With Program Licensors
--------------------------------------

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where the Company airs the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. SFAS No. 63, "Financial Reporting by Broadcasters," sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, the Company recognizes a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

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

Bartering with Affiliate Stations
---------------------------------

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the year ended June 30, 2004, affiliate costs totaled $169,166.

Accounting for Filmed Entertainment and Television Programming Costs

In accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films," filmed entertainment costs will include capitalizable production costs, overhead and interest costs expected to benefit future periods. These costs, as well as participations and talent residuals, will be recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing and development costs under term deals will be expensed as incurred.

Filmed entertainment costs are stated at the lower of unamortized cost or estimated fair value on an individual film or television series basis. Revenue forecasts for both motion pictures and television products are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and other events or changes in circumstances indicate that a television production has a fair value that is less than its unamortized cost, a loss will be recognized for the amount by which the unamortized cost exceeds television production's fair value.

Advertising Costs
-----------------

Advertising costs are expensed as incurred. In 2004 and 2003, the Company's advertising costs were insignificant.


Stock-Based Compensation

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

The Company has a stock-based employee compensation plan which is described more fully in Note 8. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as all employee warrants granted in the year ended June 30, 2003 had no intrinsic value (see Note 10), and no new employee options or warrants were granted for the year ended June 30, 2004. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Other Income

In fiscal 2003, the officers of the Company performed consulting services on behalf of the Company for an unrelated third party totaling $200,000. No consulting services were performed in fiscal 2004.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see Note 5). The Company is a subchapter "C" corporation and files a consolidated federal income tax return. The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the years ended June 30, 2004 and 2003.


NOTE 2 - BROADCAST LICENSE
--------------------------

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

For accounting purposes, the capital lease and broadcasting license have been recorded on the books of the Company at the present value of the future lease payments (totaling $130,000). The broadcasting license is considered to be an intangible asset with an indefinite life under SFAS No. 142. Under SFAS No. 142, this asset is subject to impairment tests at least annually. Revenues and expenses of the television station are recognized by the Company on an ongoing basis from the date of the agreement, along with a minority interest representing the ownership retained in the television station by the seller.


NOTE 3 - FILM LIBRARY
---------------------

In January 2004, the Company acquired the name and film library of All Sports Television Network ("ASTN") in exchange for ASTN's outstanding payable to the Company of $78,600. The Company began amortizing this library over its estimated useful life of 10 years from April 2004.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Lease Obligations

The Company leases its office facilities and certain equipment under noncancelable operating leases. In addition, the Company is the lessee of a broadcasting license under a capital lease obligation (see Note 2) that expires in July 2006, with an effective interest rate of 9.5% per annum.

As of June 30, 2004, the minimum rental commitments required under existing noncancelable operating leases and capital leases are as follows:

            Years Ending                     Operating Leases    Capital Lease
              June 30,
            -----------
               2005                           $  457,000           $   50,000
               2006                               75,000               50,000
               2007                               77,000                7,200
               2008                               79,000                   --
               2009                               81,000                   --
               Thereafter                         27,000                   --
                                              -------------------------------
                                              $  796,000              107,200
                                              ==========
            Less amount representing
              interest                                                 (9,342)
                                                                   ----------
                                                                       97,858
            Less current portion                                      (43,328)
                                                                   ----------
                                                                   $   54,530
                                                                   ==========

Capital Lease payments are $23,360 in arrears, which is included in accounts
payable.   The Company recognized operating expenses of approximately $470,000 and $180,000 under the operating leases during fiscal 2004 and 2003, respectively.

Litigation

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


NOTE 5 - INCOME TAXES
---------------------

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30, 2004 and 2003:

                                                       2004            2003
                                                   ------------    ------------
Tax benefit at statutory rates                     $   (496,000)   $   (998,000)
Difference resulting from:
     State taxes                                        (85,000)       (171,000)
     Changes in valuation allowance                     582,755       1,169,800
                                                   ------------    ------------
                                                   $      1,755    $        800
                                                   ============    ============

The valuation allowance increased by $582,755 and $1,169,800 during the years ended June 30, 2004 and 2003, respectively. No current provision for income taxes, other than California minimum taxes, is required for the years ended June 30, 2004 and 2003 since the Company incurred taxable losses during both years.

Net deferred income taxes are as follows as of June 30, 2004:

Deferred tax liabilities                                           $         --

Deferred tax assets:
     Net operating losses                                             1,687,000
     Reserves and accruals                                               80,755
                                                                   ------------

          Total deferred tax assets                                   1,767,755

     Less valuation allowance                                        (1,767,755)
                                                                   ------------

                                                                   $          0
                                                                   ============

The Company has approximately $4,300,000 in Federal and California State net operating loss carryforwards as of June 30, 2004, which, if not utilized, expire through 2024 and 2011, respectively.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2004.


NOTE 6 - NOTES PAYABLE
----------------------

At June 30, 2004, the Company has a $10,000 convertible promissory note payable to a third party that bears interest at 10% and is due upon demand. At the election of the holder, the outstanding principal of the notes can be converted into shares of the Company's common stock at $2.00 per share. During fiscal 2004, the Company entered into other convertible promissory notes totaling $50,000. These notes, plus accrued interest, were converted into 26,392 shares at $2.00 per share, totaling $52,784.

In addition, the Company has a $10,000 loan under a 10% promissory note. The principal and interest is due and payable upon demand.

The Company has $170,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable upon demand. The Company has a loan under a 10% promissory note from family members of the Company's officers totaling $7,000 at June 30, 2004. The note has no set maturity date, and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2004 was $4,493 as compared to $0 for the year ended June 30, 2003.
The notes and accrued interest payable balance in the accompanying consolidated balance sheet includes accrued interest of $5,647.


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2004, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
------------

In fiscal 2004, a total of 65,050 shares of Company stock were sold at $2.00 per share generating $130,100 in proceeds. Also, the Company paid its attorney 1,000 shares for services valued at $2,000. In May 2004 the Company issued

26,392 shares as a result of the conversion of $50,000 (plus accrued interest) of outstanding convertible debt at $2.00 per share. The Company amortized $56,339 of prepaid consulting expense as the related contracts were completed during the year ended June 30, 2004.


NOTE 8 - STOCK OPTIONS
----------------------

In May 2003, the Company established the OBN Holdings, Inc. 2003 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 600,000 options to purchase the Company's common stock at prices no less than fair market value (as determined by the Board of Directors) at the date of grant. Options granted under the Plan will be exercisable over a period of ten years from the date of the grant. These options will vest on a pro rata basis over the term of the options. At the end of the term of the options or upon termination of employment, outstanding options will be cancelled. As of June 30, 2004, no options have been granted under the Plan.

On March 31, 2003, the Company committed to issue warrants to purchase 1,000,000 shares of common stock to various investors and employees. Each warrant entitles the holder thereof to purchase one share of common stock at a price per share of $4.00 beginning 180 days following the effectiveness of the Company's registration statement and ending on August 25, 2006. Each unexercised warrant is redeemable by the Company at a redemption price of $0.001 per warrant at any time, upon 30 days written notice to holders thereof, if (a) the Company's common stock is traded on NASDAQ or listed on an exchange and (b) the market price (defined as the average closing bid price for twenty (20) consecutive trading days) equals or exceed 120% of the $4.00 per share exercise price. No expense was recorded for the issuance of these warrants as the warrants (1) were issued to new investors in connection with fundraising activities or (2) had no intrinsic value under APB 25 for those warrants granted to employees (since the warrant exercise price was higher than the estimated fair value of the common stock on the date of grant).


NOTE 9 - LOSS PER SHARE
-----------------------

Basic and diluted loss per common share is computed as follows:

                                                     For the year ended
                                               ------------------------------
                                                 June 30,          June 30,
                                                   2004              2003
                                               ------------      ------------

        Numerator for basic and diluted
            loss per common share:
               Net loss                        ($ 1,461,108)     ($ 2,934,143)

        Denominator for basic and diluted
            loss per common share
               Weighted average common
                 shares outstanding               5,784,035         3,336,156

        Net loss per common share a
             available to common
               shareholder                     ($      0.25)     ($      0.88)


NOTE 10 - RELATED PARTY TRANSACTIONS
------------------------------------

Related Party Notes Payable
---------------------------

See Note 6 for information related to the Company's related party notes payable.

Services Provided by Related Parties
------------------------------------

Prior to June 30, 2003, certain services were provided by related parties at no cost to the Company. Such services included strategic development, accounting and management services provided by the Company's founders, and other strategic services provided by certain directors of the Company.

Officer-Stockholder Transactions
--------------------------------

In fiscal 2003, the Company issued 316,035 shares of common stock to two officers of the Company in exchange for services performed. Such services included legal, management and network development consultation. The shares issued ranged in value from $0.65 to $2.00 per share totaling $282,356, which is recorded in general and administrative expenses in the accompanying consolidated statement of operations. No such shares were issued in fiscal 2004.


NOTE 11 - SUBSEQUENT EVENTS (unaudited)
---------------------------------------

On July 28, 2004 Eclectic produced its first live production. The show entitled "From the Heart: The Four Tops 50th Anniversary and Celebration" was held at the Detroit Opera House (the "Four Tops Show"). This television special was taped before a live audience and is scheduled for initial airing on Omni during the fall of 2004. In addition, musical CD and DVD releases from the show are scheduled to be distributed by Retro Records in December 2004. The show is also licensed to foreign markets. Eclectic owns 100% of the rights to the show.

In July 2004 OBN raised $133,000 to pay for out-of-pocket costs associated with the Four Tops Show. A loan of $58,000 was obtained. The loan is collateralized by 50,000 shares of stock, is due July 28, 2007 and accrues interest at 8.25%. In addition, 30,000 OBN shares were issued, valued at $2.50 per share, to the co-production partner for the show. Eclectic has recorded payables of approximately $525,000 on its books for the remainder of the Four Tops
Show production costs. These payables will be paid off from the proceeds from television sponsorships, advertising spots, CD sales, DVD sales and merchandising sales.

In July 2004, OBN issued 11,000 shares of Company stock valued at $2.50 per share for a total of $27,500 to third parties for services rendered.

In August 2004, 10,000 shares of Company stock were sold to an investor at a price of $2.25 per share.

In August 2004, 35,000 shares of Company stock valued at $2.00 per share were issued to the Company's attorney for legal services rendered.

In August 2004, OBN issued 2,000 shares of Company stock valued at $2.25 per share for a total of $4,500 a third party for services rendered.

>From July through August, 2004 8,500 shares of Company stock valued at $2.50 per share were issued to cover $21,250 of payroll expenses for three employees.

In September 2004 11,500 shares of Company stock valued at $2.00 per share were issued in lieu of a $23,000 payment to cover lease payments in arrears for the KSSY television station.

In September 2004, the Company obtained a non-recourse loan of $87,000. The loan is collateralized by 150,000 shares of stock, is due September 29, 2007 and accrues interest at the prime rate plus 1%.

ITEM 8. Changes And Disagreements With Accountants On Accounting And Financial Disclosure

None.


ITEM 8A. Disclosure Controls And Procedures

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

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons, Compliance With Section 16(A) Of The Exchange Act

The following table sets forth the name and age of each director, the year he was first elected a director and his position(s) with OBN Holdings, Inc.

Name                      Age     Year Elected      Position
Roger Neal Smith          52         2001           CEO & Board Chairman
Larry Taylor, Ph.D.       52         2002           CFO
Dennis Johnson            56         2003           President, Omni Broadcasting
Anita L. DeFrantz         51         2003           Director
Dennis Severson           48         2003           Director
Barry Allen               64         2003           Director
Christine Ohama           48         2004           Director


Roger Neal Smith. Mr. Smith has served as our President and CEO since inception and has been responsible for creating and managing all of the operations of OBN and its subsidiaries. From 1996 through 2000 Mr. Smith served as a financial consultant for Salomon Smith Barney and was responsible for managing the investments of his clients, which included individuals and businesses throughout the world.

Larry Taylor, PhD. Dr. Taylor became our CFO in April 2003 and has been responsible for accounting, tax preparation and planning. From 1989 until joining us Dr. Taylor was the owner of The Creighton Group where he was responsible for all management activities, including accounting, tax preparation and planning. Dr. Taylor previously served as a Senior Manager in the consulting practice with Ernst and Young (during his tenure, he was with Arthur Young), and with Deloitte and Touche.

Dennis Johnson. Mr. Johnson began serving as President and General Manager of the Omni Broadcasting Network, a wholly owned subsidiary of OBN Holdings, in April 2003. From 1998 until joining us, Mr. Johnson operated Dennis Johnson Productions, a film and television production company that had a "first look" deal with Showtime Networks. From 1985 until 1998 Mr. Johnson worked for Showtime Networks, Inc. As Senior Vice President at Showtime Networks, Mr. Johnson was responsible for development and production of all original programming, including budgets, post-production, press, and on-air and direct marketing campaigns. Prior to his position with Showtime Networks, he served in executive positions at the ABC and NBC television networks.

Anita L. DeFrantz, Esq. Ms. DeFrantz began serving on our board of directors in June 2003. From 1985 through the present Ms. DeFrantz has served as the President and a member of the Board of Directors of Amateur Athletic Foundation of Los Angeles, a non-profit foundation. She has also served from 1986 through the present as a member of the International Olympic Committee and from 1976 through the present as a member of the Executive Board of the United States Olympic Committee. Additionally, from 1994 through the present she has served as the President of Kids In Sports, Los Angeles, a non-profit foundation that works with children in sports.

Barry Allen. Mr. Allen began serving on the Company's board of directors since August 2003. Since 1998 he has operated International FieldWorks, Inc., a management consulting firm, and hold the title of CEO. Additionally, since 2000, Mr. Allen has served as Vice President of RxDispense, Inc. His responsibilities include business development, advisory committee development, partnership development and development of professional service providers.

Christine Ohama Ms. Ohama became a member of the Company's board of directors in May 2004. She is Senior Vice President of Marketing for Enviro Board with over 20 years experience in retail and wholesale sales and marketing management. Prior to Enviro Board, Ms. Ohama served as Director of Sales Strategy for Bravo Cable Networks, and Regional Sales Director Western Region for MuchMusic USA, with the primary responsibility for increasing and retaining the network's viewers. She also spent many years in the financial services industry, as a retail stockbroker for a major NYSE member firm; served as Project Manager for a large prototype retail banking sales program and as associate director of a wholesale retail brokerage service program owned by Security Pacific Bank and used by over three hundred banks and saving and loans nationwide.

Dennis Severson. Mr. Severson became a member of the Company's board of directors since July 2003. He is the Chief Operating Officer with Commerce Street Venture Group, and has served in that capacity since 2002. Prior to his position as COO, he held the position of Vice President of Business Development with Commerce Street, and served in that role from December 2000. For a period of three years, which began in 1986, he served as a financial consultant with Dean Witter, where he specialized in private placements. He has also functioned as a member of the Minneapolis Grain Exchange between 1980 and 1983, and then again from 1996 to 1999, and worked in a management capacity for the organization from 1988 to 1990.


Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2004, there were two meetings of the board of directors as well as numerous actions taken with the unanimous written consent of the directors. The board of directors has yet to establish the compensation, audit and governance committees.

The Company has one executive officer that does not serve on the Board as a director. Donald Wilson, President of the Eclectic Entertainment subsidiary, specializes in all areas of entertainment law and represents clients from the recording, film, television, book publishing and sports industries. He began his career at the law firm, Mason & Sloane. Later, he joined Quincy Jones Productions where he was instrumental in promoting and developing We Are the World, The Color Purple, and Michael Jackson's Thriller and Bad albums. In addition, he was the Executive Producer of the award winning Frank Sinatra documentary, Portrait of an Album. In 1986 Mr. Wilson capped his tenure at Quincy Jones Production as President of Qwest Entertainment Company, which is the parent organization of Quincy Jones Productions.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and those persons who beneficially own more than 10% of our outstanding shares of common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2004 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at:
http://www.obnholdings.com

ITEM 10.  Executive Compensation

Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers that earned in excess of $100,000 per annum during any of our last three fiscal years. None of our executives have received salary payments; instead the salaries have been accrued. Although the Company's operational period began in February 2003, employment contracts with the officers were not entered into until April 1, 2003. Prior to signing employment agreements, Dennis Johnson and Donald Wilson were working with the Company as consultants. Dennis Johnson received a combination of cash and restricted stock for his services. Donald Wilson received restricted stock for his services. Roger Smith and Larry Taylor, founders of the Company, received no consideration. Accrued salaries will be paid as monies become available.

                                   Annual Compensation
                                                                                   Long-Term
                                                                Other            Compensation
                          6/30                                  Awards           Common Shares         All Other
                          Year                               Compensation     Underlying Warrants     Compensation
   Name and Position      End     Salary ($)    Bonus ($)        ($)              Granted (#)             ($)
 Roger Smith              2004   $125,000(1)      -0-            -0-                 -0-                  -0-
 President and CEO        2003   $ 93,753         -0-            -0-               146,366                -0-
                          2002          0         -0-            -0-                 -0-                  -0-

 Larry Taylor,            2004   $115,000(1)      -0-            -0-                 -0-                  -0-
 CFO                      2003   $ 86,247         -0-            -0-               134,663                -0-
                          2002          0         -0-            -0-                 -0-                  -0-

 Dennis Johnson,          2004   $115,000(1)      -0-            -0-                 -0-                  -0-
 President, Omni          2003   $265,523(2)      -0-            -0-               134,663                -0-
                          2002          0         -0-            -0-                 -0-                  -0-

 Donald Wilson,           2004   $115,000(1)      -0-            -0-                 -0-                  -0-
 President, Eclectic      2003   $157,080(2)      -0-            -0-                84,308                -0-
                          2002          0         -0-            -0-                 -0-                  -0-

  (1)  Salaries were effective April 1, 2003.
  (2) Of the amount paid to Dennis Johnson, $179,276 was paid in common stock valued at prices ranging between $0.65 and $2.00 per share for consulting services prior to his appointment as the President of Omni Broadcasting (see "Certain Transactions" section for a detailed breakdown of share prices). Of the amount paid to Donald Wilson, $103,080 was paid in common stock valued at prices ranging between $0.65 and $0.90 per share for consulting services prior to his appointment as the President of Eclectic Entertainment (see "Certain Transactions" section for a detailed breakdown of share prices).

The chart includes 100% of the warrants offered to employees. No options were exercised or granted in fiscal 2004.


Aggregated Warrant/SAR Exercises and Fiscal Year-End Warrant/SAR Value Table

The table below contains information on the exercise of warrants during the last completed fiscal year by each of our executive officers, and the fiscal year-end value of unexercised warrants and SARs on an aggregated basis.

Aggregated Warrant/SAR Exercises in Last Fiscal Year and Fiscal Year-End Warrant/SAR Values

----------------------------------------------------------------------------------------------------------------
                                         Shares         Value       Number of Securities          Value of
          Name & Position              Acquired on    Realized*    Underlying Unexercised    Unexercised In-the-
                                        Exercise*                       Warrants/SARs         Money Warrants at
                                                                         at FY-End**              FY-End***
----------------------------------------------------------------------------------------------------------------
Roger Smith, CEO/President                  0             $0               146,366                   $0
----------------------------------------------------------------------------------------------------------------
Larry Taylor, CFO                           0             $0               134,663                   $0
----------------------------------------------------------------------------------------------------------------
Dennis Johnson, Omni President              0             $0               134,663                   $0
----------------------------------------------------------------------------------------------------------------
Donald Wilson, Eclectic President           0             $0                84,308                   $0
----------------------------------------------------------------------------------------------------------------

   *   No warrants were exercised.
   ** All of the warrants will be exercisable after August 9, 2004. *** The warrants are not in-the-money.


Director Compensation

None of our Board members have been compensated for services.


ITEM 11.  Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information regarding beneficial ownership of our common stock at effective date of our initial public offering (May 21, 2004) by
(i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                                 Number of
     Name and Address of                          Shares
     Beneficial Owner(1)                         Owned (2)     Percent     Notes
     -------------------                         ---------     -------     -----

     Roger N. Smith (Director and Officer)        2,049,809     30.08%      (3)

     Magellan Capital Management                    640,000      9.39%      (4)

     Larry Taylor (Director and Officer)            634,663      9.31%      (5)

     Commerce Street Venture Group                  625,000      9.17%      (6)

     Capitol City Investments                       480,000      7.04%      (7)

     Integrity Capital Management                   465,000      6.82%      (8)

     L. G. Hancher, Jr.                             350,000      5.14%      (9)

     Dennis Johnson (Director and Officer)          335,091      4.92%     (10)

     Donald Wilson (Officer)                        199,915      2.93%     (11)

     Dennis Severson (Director)                     140,000      2.05%     (12)

     Anita L. DeFrantz (Director)                    10,000       *        (13)

     Barry Allen (Director)                               0       *

     Christine Ohama (Director)                           0       *

     All Directors and Officers as a Group        3,369,478     49.44%
     (8 Persons)

-------------
* Less than 1%

     (1) Unless otherwise indicated, the address of the beneficial owner is c/o OBN Holdings, Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

     (2)   Includes all warrants issued.

     (3) Includes 192,678 shares personally owned by R.N. Smith family members. Also includes warrants to purchase 146,366 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. Mr. Smith has signed a lockup agreement prohibiting him from selling his shares until February 9, 2005.

     (4) Includes warrants to purchase 100,000 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. Managing Partner David Dozier of Magellan Capital Management has the ultimate voting or investment control over shares owned by this company.

     (5) Includes 10,000 shares personally owned by L. Taylor family members. Also includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. Mr. Taylor has signed a lockup agreement prohibiting him from selling his shares until February 9, 2005.

     (6) Includes warrants to purchase 95,000 shares of common stock that may be acquired by Commerce Street Venture Group at an exercise price of $4.00 per share commencing August 9, 2004. A five-member committee has equal voting or investment control over shares owned by Commerce Street Venture Group. Mr. Hancher is a member of that group.

     (7) Ted London has the ultimate voting or investment control over shares owned by Capitol City Investments.

     (8) Includes warrants to purchase 155,000 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. A finance committee holds the ultimate voting or investment control over shares owned by Integrity Capital Management. No OBN officer or director or 5% beneficial holder is a member of the committee.

     (9) Includes warrants to purchase 100,000 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004.

     (10) Includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. Mr. Johnson has signed a lockup agreement prohibiting him from selling his shares until February 9, 2005. Mr. Johnson owns 7,750 shares of stock with no lock-up period.

     (11) Includes warrants to purchase 84,308 shares of common stock that may be acquired at an exercise price of $4.00 per share commencing August 9, 2004. Mr. Wilson has signed a lockup agreement prohibiting him from selling his shares until February 9, 2005.

     (12) Dennis Severson is an officer of Commerce Street Venture Group. Mr. Severson has signed a lockup agreement prohibiting him from selling his shares until February 9, 2005.

     (13) Ms. DeFrantz has signed a lockup agreement prohibiting her from selling her shares until February 9, 2005.


ITEM 12.  Certain Relationships And Related Transactions

In fiscal 2003, the Company issued 316,035 shares of common stock to two officers of the Company in exchange for services performed. The shares issued ranged in value from $0.65 to $2.00 per share totaling $282,356, which is recorded in selling, general and administrative expenses in the consolidated statement of operations included elsewhere in the prospectus. The following is a breakdown of the shares issued.

-------------------------------------------------------------------------------------------------------------
       Recipient               Company Position                Date of      Number of   Price Per   Total Value
                                                               Issuance       Shares      Share
  -------------------------------------------------------------------------------------------------------------
    Dennis Johnson      Director                                7/26/02         9,634      0.65       $  6,262
                        President and General Manager           12/1/02        28,902      0.65       $ 18,786
                           Omni Broadcasting Network            1/15/03       154,142      0.90       $138,728
                                                                 6/1/03         7,750      2.00       $ 15,500
                                             TOTAL COMPENSATION                                       $179,276
  -------------------------------------------------------------------------------------------------------------
    Donald Wilson       Director                                7/26/02         3,854      0.65       $  2,502
                        President                               1/15/03       111,753      0.90       $100,578
                          Eclectic Entertainment
                                             TOTAL COMPENSATION                                       $103,080
  -------------------------------------------------------------------------------------------------------------
    TOTAL                                                                     316,035                 $282,356
  -------------------------------------------------------------------------------------------------------------

On April 1, 2003, Mr. Johnson and Mr. Wilson signed employment agreements with the company. Prior to that time, they performed services to the company in the capacity of consultants. The services performed by Mr. Johnson were primarily on behalf of Omni Broadcasting, and were related to programming, securing content and developing strategic entertainment relationships. Mr. Johnson was paid a combination of cash and stock for his services. The $0.65 per share rate recorded in July 2002 and December 2002 reflects the cash price paid for stock by third-party investors during that time period. The $0.90 per share value recorded on January 15, 2003 reflects a discounted value for the shares based on restrictions that came into force, and are currently in force, when Mr. Johnson joined the Board. Of the total 154,142 shares issued at the $0.90 rate, 50% of the shares have a lock-up period of one year, 25% of the shares have a lock-up period of two years, and 25% of the shares have a lock-up period of three years. The $2.00 per share rate recorded in June 2003 reflects the conversion of cash owed to Mr. Johnson for consulting services rendered prior to April 1, 2003. The $2.00 share price was based on the price stock was sold to third-party cash investors during that time period.

The services performed by Mr. Wilson were on behalf of Omni Broadcasting and Eclectic Entertainment, and were related to contracts, legal matters and developing strategic entertainment relationships. Mr. Wilson was paid stock for his services. The $0.65 per share rate recorded in July 2002 reflects the cash price paid for stock by third-party investors during that time period. The $0.90 per share value recorded on January 15, 2003 reflects a discounted value for the shares based on restrictions that came into force, and are currently in force, when he became a Board member. Of the total 111,753 shares issued at the $0.90 rate, 50% of the shares have a lock-up period of one year, 25% of the shares have a lock-up period of two years, and 25% of the shares have a lock-up period of three years.


ITEM 13.  Exhibits, Lists And Reports On Form 8-K


Exhibit Number    Description
--------------    -----------

   3.1            Articles of Incorporation *
   3.2            Bylaws *
   3.3            Specimen certificate of the Common Stock of OBN Holdings,
                  Inc.*
   5.1 Opinion of Law Office of James G. Dodrill II, P.A. as to legality of securities being registered
   10.1           Employment Agreement with Roger Neal Smith*
   10.2           Employment Agreement with Dr. Larry Taylor*
   10.3           Employment Agreement with Dennis Johnson*
   10.4           Employment Agreement with Donald Wilson*
   10.5           Lockup Agreement with Roger Neal Smith*
   10.6           Lockup Agreement with Larry Taylor*
   10.7           Lockup Agreement with Dennis Severson*

   10.8           Lockup Agreement with Anita L. DeFrantz*
   10.9           Consulting Agreement with Dennis Johnson  *
   10.10          Consulting Agreement with Donald Wilson*
   10.11          Transponder Agreement with Jones Media
   10.12          License Agreement with MarVista Entertainment (Whamo) *
   10.13          Agreement with Nelvana International *
   10.14          Agreement with Feature This*
   10.15          Agreement with IndieVision Films*
   10.16          Agreements with America One Television*
   10.17          Sample Television Stations Affiliate Agreement*
   10.18          Lockup Agreement with Keiko Smith*
   10.19          Lockup Agreement with Rikiya Smith*
   10.20          Lockup Agreement with Creighton Taylor*
   10.21          Lockup Agreement with Corine Taylor*
   10.22          KSSY Lease Agreement*
   10.23          Agreement with America One Television for Birdz and
                  Flutemaster*
   10.24          WAMC Distribution Agreement with Eclectic Entertainment*
   10.25          WAMC Co-Production Agreement (Bughouse Rock)*
   10.26          Non-Recourse Loan Agreement with American Capital Partners
   10.27          Non-Recourse Loan Agreement with Argyll Equities
   10.28          Lease Agreement for New York Office
   10.29          Non-Recourse Loan Agreement with American Capital Partners
   10.30
   10.31
   10.32
   10.33
   23.1           Consent of James G. Dodrill II (included in Exhibit 5.1)


   * Filed as an exhibit to the company's Registration Statement on Form SB-2 (Registration No. 333-108300) as effective on February 9, 2004.


ITEM 14.  Principal Accountant Fees And Services

Corbin & Company LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2004. Corbin & Company LLP previously audited our financial statements for the year ended June 30, 2003.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Corbin & Company LLP for the years ended June 30, 2004 and 2003 were as follows:

                  Services Provided       2004         2003
                  Audit Fees           $   42,600   $   25,000
                  Audit Related Fees   $       --   $       --
                  Tax Fees             $       --   $       --
                  All Other Fees       $   83,190   $       --
                  Total                $  125,790   $   25,000


Audit Fees. The aggregate fees billed for the years ended June 30, 2004 and 2003 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2004 and 2003 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The following represents fees paid during year ended June 30, 2004 for professional services related to the preparation and filing of the Company's SB-2 registration statements.






                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OBN HOLDINGS, INC
                                  (Registrant)


Dated:  October 8, 2004                            By: /s/ ROGER NEAL SMITH
                                                   -----------------------------
                                                   Roger Neal Smith
                                                   Chief Executive Officer

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Roger N. Smith, certify that:

1. I have reviewed this annual report on Form 10-KSB of OBN Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  October 8, 2004                           By: /s/ ROGER NEAL SMITH
                                                  ------------------------------
                                                  Roger Neal Smith
                                                  Chief Executive Officer

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Larry Taylor, certify that:

1. I have reviewed this annual report on Form 10-KSB of OBN Holdings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditor's and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  October 8, 2004                           By: /s/ LARRY TAYLOR
                                                  ------------------------------
                                                  Larry Taylor
                                                  Chief Financial Officer