Form 10KSB/A
period 2004-06-30
OBN HOLDINGS
filed 2004-10-14
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

   10.8           Lockup Agreement with Anita L. DeFrantz*
   10.9           Consulting Agreement with Dennis Johnson  *
   10.10          Consulting Agreement with Donald Wilson*
   10.11          Transponder Agreement with Jones Media
   10.12          License Agreement with MarVista Entertainment (Whamo) *
   10.13          Agreement with Nelvana International *
   10.14          Agreement with Feature This*
   10.15          Agreement with IndieVision Films*
   10.16          Agreements with America One Television*
   10.17          Sample Television Stations Affiliate Agreement*
   10.18          Lockup Agreement with Keiko Smith*
   10.19          Lockup Agreement with Rikiya Smith*
   10.20          Lockup Agreement with Creighton Taylor*
   10.21          Lockup Agreement with Corine Taylor*
   10.22          KSSY Lease Agreement*
   10.23          Agreement with America One Television for Birdz and
                  Flutemaster*
   10.24          WAMC Distribution Agreement with Eclectic Entertainment*
   10.25          WAMC Co-Production Agreement (Bughouse Rock)*
   10.26          Non-Recourse Loan Agreement with American Capital Partners
   10.27          Non-Recourse Loan Agreement with Argyll Equities
   10.28          Lease Agreement for New York Office
   10.29          Non-Recourse Loan Agreement with American Capital Partners
   10.30
   10.31
   10.32
   10.33
   32.1           Section 906 Certification from CEO
   32.2           Section 906 Certification from CFO
   23.1           Consent of James G. Dodrill II (included in Exhibit 5.1)


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