Form 10QSB
period 2004-09-30
OBN HOLDINGS
filed 2004-11-16
CIK 1261204

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes   X       No _____

As of November 14, 2004 the Company had 5,930,750 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____  No       X

                              OBN Holdings, Inc.



                             INDEX TO FORM 10-QSB


PAGE

PART I ---	FINANCIAL INFORMATION
                Item 1. Financial Statements
                        Consolidated Balance Sheets at September 30, 2004
                          (Unaudited) and June 30, 2004
                        Consolidated Statements of Operations (Unaudited) for
                          the Three Month Period Ended September 30, 2004 and
                          2003
                        Consolidated Statements of Cash Flows (Unaudited) for
                          the Three Month Period Ended September 30, 2004 and
                          2003
                        Notes to Unaudited Consolidated Financial Statements
                Item 2. Management's Discussion and Analysis or Plan of
                          Operation
                Item 3. Controls and Procedures

PART II ---	OTHER INFORMATION
                Item 1. Legal Proceedings
                Item 2. Change in Securities and Use of Proceeds
                Item 3. Unregistered Sales of Equity Securities and Use of
                          Proceeds
                Item 4. Submission of Matters to a Vote of Securities Holders
                Item 5. Other Information
                Item 6. Exhibits

                              OBN Holdings, Inc.
                         CONSOLIDATED BALANCE SHEETS


                                                 September         June 30,
                                                 30, 2004            2004
                                                 --------       -------------
                                                (Unaudited)


ASSETS

Current assets:
  Cash and cash equivalents                     $     3,381     $     3,493
                                                ------------    ------------
    Total current assets                              3,381           3,493

Fixed assets, net                                     2,500           2,500
Broadcasting license                                130,000         130,000
Programming rights, net of accumulated
  amortization of $44,702 and $43,342,
  respectively                                      846,738          41,287
Film library, net of accumulated amortization
  of $41,550 and $22,740, respectively               68,640          72,600
Website development costs, net of accumulated
 amortization of $41,550 and $22,740,
 respectively                                        31,377         37,062
Deposits                                             36,230         36,230
                                                ------------    -----------
                                                $ 1,115,485     $  319,679
                                                ------------    -----------
    Total assets                                $ 1,118,866     $  323,172
                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                              $ 1,188,702     $  532,147
  Accrued payroll and related                       694,871        554,050
  Current portion of obligations under capital
   lease                                             32,859         43,328
  Programming rights payable                         80,030         80,030
  Notes and accrued interest payable                 84,456         21,210
  Notes and accrued interest payable
   to related parties                               194,633        181,437
                                                ------------    -----------
    Total current liabilities                     2,275,551      1,412,202

Capital lease obligation, net of current portion     54,530         54,530
                                                ------------    -----------
    Total liabilities                             2,330,081      1,466,732
                                                ------------    -----------
Stockholders' (deficit) equity:
  Undesignated preferred stock, $0.001 par
   value; 20,000 shares authorized; no shares
   issued and outstanding                              -              -
  Common stock; $.001 par value; 50,000,000
   shares authorized; 5,913,252 and 5,822,752
   shares issued and outstanding, respectively        5,913          5,822
  Additional paid-in capital                      3,484,828      3,281,475
  Accumulated deficit                            (4,701,956)    (4,430,857)
                                                ------------    ------------
    Total stockholders' (deficit) equity         (1,211,215)    (1,143,560)
                                                ------------    ------------
                                                $ 1,118,866     $   323,172
                                                =============   ============


See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    For The Three Months
                                    Ended September 30,
                                    --------------------
                                     2004          2003

Revenue, net of affiliate costs    $  31,330     $  53,597

Cost of sales                         39,191        24,050
                                   ----------    ----------
    Gross (loss) profit               (7,861)       29,547

General and administrative expenses  254,762       479,319
                                   ----------    ---------
Loss from operations                (262,623)     (449,772)
                                   ----------    ----------

Other income (expense):
  Other income                           442         1,314
  Interest expense                    (8,916)       (1,005)
                                   ----------    ----------
    Total other income
      (expense), net                  (8,474)          309
                                   ----------    ----------
Loss before income taxes            (271,097)     (449,463)

Income taxes                               -             -
                                   ----------    ---------
Net loss                           ($271,097)    ($449.463)
                                   ==========    ==========

Net loss available to common
 Stockholders per common
 share:

 Basic and diluted net
   loss per common share              ($0.05)       ($0.08)
                                   ==========    ==========
 Basic and diluted weighted
   average shares outstanding      5,876,045     5,760,378
                                   =========     ==========


See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      FOR THE THREE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                    ------------------------
                                                       2004          2003
                                                    ----------    ----------
                                                    (Unaudited)   (Unaudited)

Cash flows from operating activities:
  Net loss                                          $ (271,097)   $(449,463)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      17,692        4,683
     Bad debt provision                                   -         200,000
     Shares issued for services                         49,500         -
     Changes in operating assets and liabilities:
       Accounts receivable, net                           -         (54,692)
       Prepaid expenses and other current assets          -          32,254
       Deposits                                           -          (1,274)
       Accounts payable and accrued expenses            30,724      140,960
                                                    -----------   ----------
         Net cash used in operating activities        (173,181)    (127,532)
                                                    -----------   ----------

Cash flows from investing activities:
  Purchases of fixed assets                               -          (1,000)
                                                    -----------   ----------
  Net cash used in investing activities                      0       (1,000)
                                                    -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable                           61,875       70,000
  Proceeds from notes payable to related parties        10,000        7,000
  Repayment on notes payable to related parties           -          (3,408)
  Principal payments under capital lease
   obligations                                            -         (56,995)
  Proceeds from issuance of common stock               101,194      110,100
                                                    -----------   ----------
  Net cash provided by financing activities            173,069      126,697
                                                    -----------   ----------
Net change in cash and cash equivalents                   (112)      (1,835)

Cash and cash equivalents beginning of period            3,493       28,795
                                                    -----------   ----------
Cash and cash equivalents end of period             $    3,381    $  26,960
                                                    ===========   ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $    8,916    $   1,835
                                                    ===========   ==========
    Income taxes                                    $        0    $       0
                                                    ===========   ==========

Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of equipment/broadcasting rights
   under capital lease                              $        -    $ 130,000
                                                    -----------   ----------
  Programming rights in exchange for accounts
   payable                                          $  800,000    $       -
                                                    ===========   ==========
  Payments of accounts payable with common
   stock                                            $   39,500    $       -
                                                    ===========   ==========
  Purchase of programming rights with common
   stock                                            $   13,500    $       -
                                                    ===========   ==========


See accompanying notes to unaudited consolidated financial statements.

                              OBN HOLDINGS, INC.
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2004

NOTE 1 - MANAGEMENT'S REPRESENTATION

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

Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2004.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc.("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment,
Inc. ("Eclectic") with Eclectic's wholly owned subsidiaries consisting of Adventures of Unit 28, L.A. Food Scene and Mini Movie Hour. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $271,097 during the three month period ended September 30, 2004. It has a cash balance of $3,381 at
September 30, 2004.   In addition, at September 30, 2004, the
Company's accumulated deficit was $4,701,956 and the Company had negative working capital of $2,272,170. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include obtaining additional capital through equity or debt financing sources, or the extension of existing debt.
However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us, or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise funds from the sale of OBN shares or generate revenues of at least
$2,000,000 within the next six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at our desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

1)	The Company is aggressively developing new television programs for
        Omni. Management is continually meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2)	The Company is identifying and creating production and
        distribution opportunities for Eclectic. The Company is continually developing new ideas for television programs for airing on Omni as well as licensing the programs to cable networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3)	The Company is marketing the airtime available on POD to
        independent television program distributors and small television networks.

4)	The Company has hired additional sales and marketing people to secure advertising and sponsorship revenue for the programs being aired by Omni. The people recently hired have successfully sold advertising time for small and startup television networks.

5)	The Company is continually increasing the number of affiliate television stations that will broadcast programming aired on both Omni and POD. The increased number of households being reached by the broadcasts will result in the Company being able to increase the amount charged for advertising on the networks.

6)	The Company is taking steps to increase the awareness of its subsidiaries. Press releases related to Omni and Eclectic are being distributed to the media, and have been published nationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

7)	The Company has, and will continue to keep, tight controls over it expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.

In addition, Eclectic has generated $500,000 in revenue from the sale of a portion of its interest in the Company's Four Tops Television Special subsequent to September 30, 2004 (see Note 9).


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

A summary of the segments as of September 30, 2004 and for the three-month periods ended September 30, 2004 and 2003 is presented in the tables below:

As of and for the quarter ended September 30, 2004


                                          Infomercial-Paid
                Prime Time     TV & Film    Programming     Corporate     Reconciling     Total
                Broadcasting   Production   Broadcasting                  Items


Assets          $ 535,824       $ 815,461    $   76,689      $ 1,445,373     ($1,754,481)  $  1,118,866

Liabilities     ($667,829)      ($787,369)    ($536,759)       ($779,976)       $441,852    ($2,330,081)

Revenues, net
of affiliate
costs             $24,252         $18,972       $12,358               $0        ($24,252)       $31,330

Expenses         ($87,483)       ($36,753)     ($31,656)       ($162,313)        $24,252      ($293,953)

Other
Inc/(Exp)            $460         ($3,400)     ($4,800)            ($734)             $0        ($8,474)

Net Income       ($62,771)       ($21,181)     ($24,098)       ($163,047)             $0      ($271,097)


For the quarter ended September 30, 2003


                                          Infomercial-Paid
                Prime Time     TV & Film    Programming     Corporate     Reconciling     Total
                Broadcasting   Production   Broadcasting                  Items


Revenues, net
of affiliate
costs             $72,756              $0       $52,036           $1,561        ($72,756)       $53,597

Expenses        ($348,519)       ($24,436)    ($132,340)        ($70,830)        $72,756      ($503,369)

Other
Inc/(Exp)          $1,314              $0            $0          ($1,005)             $0           $309

Net Income      ($274,449)       ($24,436)     ($80,304)        ($70,274)             $0      ($449,463)






 (Expenses include operating expenses and cost of sales)

Reconciling items consist of inter-company balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Infomercial-Paid Programming Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of inter-company receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts. The Company's significant estimates include the realizability of long-lived assets and deferred tax assets.

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2004, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

There were no outstanding accounts receivable as of September 30, 2004. For the three-month period ended September 30, 2004, sales to the two largest customers totaled approximately 85% of revenue.


Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, trade payables, accrued expenses and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

	Furniture and fixtures	5 years
	Machinery and equipment	3-5 years
	Leasehold improvements	Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At September 30, 2004, the Company's fixed assets consist primarily of leasehold improvements totaling $2,500.

Other Long-Lived Assets

The broadcasting license is discussed in Note 3. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the three-month period ended September 30, 2004, such amortization totaled $8,049. Eclectic produced its own programming ("From The Heart: The Four Tops 50th Anniversary and Celebration"
- the "Four Tops Television Special") during the quarter ended
September 30, 2004, incurring approximately $800,000 of costs that have been capitalized, and will be amortized when the programming begins airing, which is estimated be begin in the first quarter of 2005. An agreement exists between Eclectic, The Four Tops and Lee Tofanelli & Associates, the production company, whereby each of the three entities share one-third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic recoups all of its production expenses. However, Eclectic retains ownership of all rights.

The film library is discussed in Note 4. This asset is being amortized over its estimated useful life of 10 years beginning in April 2004. A total of $3,960 of amortization expense was recognized during the three-month period ended September 30, 2004.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $5,683 for the three-month period ended September 30, 2004.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually in the quarter ended June 30. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at September 30, 2004. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at September 30, 2004. There can be no assurance, however, that market conditions will not change which could result in impairment of its long-lived assets in the future.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed one project that can be licensed (see above), and three additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production of the product is completed and in accordance with the product availability dates in a signed agreement. In November 2004, the Company sold a portion of its interest in the Four Tops Television
Special for $500,000. This receipt will be recorded to income as the project is aired over its estimated life.

Revenue Sharing With Program Licensors

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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three-month periods ended September 30, 2004 and 2003, affiliate costs totaled $1,844 and $11,715, respectively.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as no new employee options or warrants have been granted for the three-months ended September 30, 2004. There is also no pro forma impact under SFAS No. 123 of prior warrants granted.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the three months ended September 30, 2004 and 2003.

NOTE 3 - BROADCAST LICENSE

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

NOTE 4 - FILM LIBRARY

In January 2004, the Company acquired the name and film library of ASTN in exchange for ASTN's outstanding payable to the Company of $78,600. The Company began amortizing this library over its estimated useful life of 10 years from April 1, 2004.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - NOTES PAYABLE

The Company has $180,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable on demand. As of September 30, 2004, the accrued interest on these notes totaled $6,583.

The Company has a loan under a 10% promissory note from family members of the Company's officers totaling $7,000 at September 30, 2004. The note has no set maturity date, and is payable upon demand. As of September 30, 2004, the accrued interest on this note totaled $1,050.

Related party interest expense under these notes for the three months ended September 30, 2004 was $3,196.

At September 30, 2004, the Company had a $10,000 convertible promissory note payable to a third party that bears interest at 10%, which was paid on October 6, 2004.

At September 30, 2004 the Company had a $10,000 notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand.

The Company secured a stock loan using 50,000 shares as collateral. The loan provided gross proceeds of $63,000, is due July 28, 2007 and accrues interest at 8.25%. A placement fee of $5,000 was paid, netting the Company $58,000.

As of September 30, 2004, the accrued interest on all non-related notes payable totaled $1,456.

NOTE 7 - STOCKHOLDERS' EQUITY

During the three-month period ended September 30, 2004 a total of
47,500 shares of Company stock was sold at various per share amounts
ranging from $1.83 to $2.50 generating cash of $101,194.   A total of
5,000 shares were granted at $2.70 per share to obtain programming rights valued at $13,500. A total of 11,500 shares at $2.00 per share were granted
in lieu of $23,000 of KSSY lease payments.   A total of 26,500 shares at
$2.25 -$2.50 per share were issued to employees and third parties for various services valued at $49,500.


NOTE 8 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2004 and 2003:




                                      Three Months Ended
                                      Sept 30,  Sept 30,
                                       2004       2003
                                     -------    --------

Numerator for basic and diluted
 loss per common share:
   Net loss                        ($271,097)  ($449,463)

Denominator for basic and diluted
 loss per common share:
   Weighted average common
     shares outstanding            5,876,045   5,760,378
Net loss per common share
  available to common
  shareholder                     $    (0.05)  $   (0.08)

NOTE 9 - SUBSEQUENT EVENTS

On October 6, 2004, the Company entered into a loan agreement to borrow $53,025 which, net of fees, resulted in net proceeds of $50,350. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 5.75% as of September 30, 2004).

On October 22, 2004, the Company sold an additional 17,500 shares of the Company's common stock at $0.80 per share resulting in proceeds of $14,000.

On November 4, 2004, Eclectic Entertainment sold a portion of its interest in the Four Tops Television Special. A total of $500,000 was received from the sale. Under the terms of the transaction, the buyer shall receive 50% of the revenue Eclectic earns from the project, after production and marketing expenses have been recouped. However, Eclectic retains 100% ownership in the rights to the show.

On November 8, 2004, Eclectic Entertainment entered into an agreement to distribute the feature film entitled "One Last Ride." The agreement was entered into with the producers of the film, and was for distribution rights for all media in the United States and its territories. The agreement is for a period of seven years, with an option for an additional seven years. Under the terms of the agreement, after recouping its out-of-pocket expenses, Eclectic shall receive sixty percent (60%) of all revenues generated from the exploitation of the film, and the producers shall receive forty percent (40%). Eclectic provided the producers with an advance payment of $20,000, which the Company will recoup from the revenue generated.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OPERATIONS

Since our initial broadcasting in September 2003 we have not had the funds to fully implement our business plan. This continues to be the case. Unforeseen market entry activities delayed the receipt of proceeds from our initial public offering by several months, and advertising revenues have been less than forecasted due to budgetary constraints in our sales effort. Through it all Omni has remained on the air and continues developing content for the television network. Moreover, we have generated some revenues. Unfortunately, our liabilities have continued to grow as all products to date have been developed by incurring more debt. It is unclear how much longer we can operate in this manner.

Omni Broadcasting Network continues to air a two-hour program twice a week that presents feature films, and two half-hour children programs twice a week. It still has plans to expand its broadcast hours to cover primetime (8:00 p.m. to 11:00 p.m., Eastern Standard Time) seven days a week, as well as weekend mornings. Additional programming content continues to be licensed for that purpose. Eclectic Entertainment, our production company, has focused its efforts on producing its first television "special," while production on several television series ("Music on Demand," "L.A. Food Scene," "The Vegas Variety Hour," "The Mini Movie Hour" and "The Adventures Of Unit 28") wait further funding. The live show entitled "From the Heart: The Four Tops 50th Anniversary" was taped at the Detroit Opera House on July
28, 2004 and will initially air on Omni in the spring of 2005. A CD and DVD from the live show will be released on our music label, Retro Records, and distributed by Pyramid/Universal Music Distribution. POD, our third subsidiary, continues to air primarily paid programming and infomercials on the unused Omni airtime. Plans to launch our fourth subsidiary, ASTN, have been postponed until January 2005 because it is still in the process of securing content for broadcasting. Likewise, the upgrades to our leased television station, KSSY, have been postponed until additional capital is received.

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

In October 2004, we cancelled the SB-2 offering because we determined that we currently have sufficient capital available to finance our anticipated projects. Should we determine additional funds are required for new projects, we will consider debt and equity alternatives.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of September 30, 2004, and the unaudited statements of operations and cash flows for the three months ended September 30, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2004. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GOING CONCERN

The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $271,097 during the three months ended September 30, 2004. It
has a cash balance of $3,381 at September 30, 2004.   In addition, at
September 30, 2004, the Company's accumulated deficit was $4,701,956 and the Company had negative working capital of $2,272,170. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include obtaining additional capital through equity or debt financing sources, or the extension of existing debt.
However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to us, or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise funds from the sale of OBN shares or generate revenues of at least
$2,000,000 within the next six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at our desired rate. Should this situation occur, management is committed to operating on a smaller scale until generated revenues can support expansion.

In order to continue as a going concern, management has begun taking the following steps:

1)	The Company is aggressively developing new television programs for Omni. Management is continually meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2)	The Company is identifying and creating production and
        distribution opportunities for Eclectic. The Company is continually developing new ideas for television programs for airing on Omni as well as licensing the programs to cable networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3)	The Company is marketing the airtime available on POD to
        independent television program distributors and small television networks.

4)	The Company has hired additional sales and marketing people to secure advertising and sponsorship revenue for the programs being aired by Omni. The people recently hired have successfully sold advertising time for small and startup television networks.

5)	The Company is continually increasing the number of affiliate television stations that will broadcast programming aired on both Omni and POD. The increased number of households being reached by the broadcasts will result in the Company being able to increase the amount charged for advertising on the networks.

6)	The Company is taking steps to increase the awareness of its subsidiaries. Press releases related to Omni and Eclectic are being distributed to the media, and have been published nationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

7)	The Company has, and will continue to keep, tight controls over it expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.

In addition Eclectic has generated $500,000 in revenue from the sale of a portion of its interest in the Company's Four Tops Television Special subsequent to September 30, 2004.


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

Intangible Assets

We have adopted SFAS No. 142, "Goodwill and Other Tangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

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

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed one project that can be licensed, and several additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production of the product is completed and in accordance with the product availability dates in a signed agreement.

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

RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $31,330 for the three-month period ended September 30, 2004 as compared to ($9,537) for the entire 2004 fiscal year. The primary sources of revenue were from the Production and Infomercial Broadcasting segments, which generated $18,972 and $12,358 in revenues, net of affiliate costs, for the three-month period, respectively as compared to $0 and $6,203 for the entire year. There were no sales generated from the leased TV station during the three-month period ended September
30, 2004 as compared to $1,561 for the entire 2004 fiscal year.

Expenses incurred during the three-month period ended September 30, 2004 totaled $302,869 as compared to $1,428,199 for the entire 2004 fiscal year. Other income/expenses for the three-month period ended September 30, 2004 was income of $442. Changes in interest expense and tax expense are insignificant. The net loss for the three-month period ended September 30, 2004 was $271,097 as compared to a net loss of $1,461,106 for the entire 2004 fiscal year.

Three-Month Period Ended September 30, 2004 as Compared to September
30, 2003

The three-month period ended September 30, 2004 produced substantially different results from the same period of 2003. Results of operations for the three-month periods ended September 30, 2004 and 2003 are detailed in
the chart below.   Included are the assets, liabilities, revenues,
expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of adn for the quarter ended September 30, 2004:

                                          Infomercial-Paid
                Prime Time     TV & Film    Programming     Corporate     Reconciling     Total
                Broadcasting   Production   Broadcasting                  Items


Assets          $ 535,824       $ 815,461    $   76,689      $ 1,445,373     ($1,754,481)  $  1,118,866

Liabilities     ($667,829)      ($787,369)    ($536,759)       ($779,976)       $441,852    ($2,330,081)

Revenues, net
of affiliate
costs             $24,252         $18,972       $12,358               $0        ($24,252)       $31,330

Expenses         ($87,483)       ($36,753)     ($31,656)       ($162,313)        $24,252      ($293,953)

Other
Inc/(Exp)            $460         ($3,400)     ($4,800)            ($734)             $0        ($8,474)

Net Income       ($62,771)       ($21,181)     ($24,098)       ($163,047)             $0      ($271,097)


For the quarter ended September 30, 2003:


                                          Infomercial-Paid
                Prime Time     TV & Film    Programming     Corporate     Reconciling     Total
                Broadcasting   Production   Broadcasting                  Items



Revenues, net
of affiliate
costs             $72,756              $0       $52,036           $1,561        ($72,756)       $53,597

Expenses        ($348,519)       ($24,436)    ($132,340)        ($70,830)        $72,756      ($503,369)

Other
Inc/(Exp)          $1,314              $0            $0          ($1,005)             $0           $309

Net Income      ($274,449)       ($24,436)     ($80,304)        ($70,274)             $0      ($449,463)




	*Expenses include operating expenses and cost of sales.

Reconciling items consist of inter-company balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Infomercial Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of inter-company receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

Prime Time Broadcasting (Omni)

For the quarter ended September 30, 2004, revenues, net of affiliate costs, from this segment of operations totaled $24,252, all of which represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Revenues for the same period in 2003 were $72,756. Expenses were $87,483 for the quarter ended September 30, 2004 as compared to $348,519 for the same period in 2003. Among the items expensed during that period were $30,702 of accrued payroll costs and $35,900 of satellite uplink costs. The net loss for this segment of operations was $62,771 for the quarter ended September 30, 2004 as compared to a net loss of $274,449 for the same period in 2003.

TV and Film Production (Eclectic)

Revenues generated in this segment of operations totaled $18,972 for the quarter ended September 30, 2004 as compared to $0 during the same period in 2003. The Company incurred $36,753 of expense during the period compared to $24,436 in 2003. Expenses included $8,972 of program development costs and $21,988 of accrued salaries. The net loss for this segment was $21,181 for the quarter ended September 30, 2004 as compared to a loss of $24,436 for the period in 2003.

Infomercial-Paid Programming Broadcasting (POD)

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $12,358 for the quarter ended September 30, 2004 as compared to $32,036 for the same period in 2003. The Company incurred $31,656 in expenses for the quarter ended September 30, 2004 as compared to $132,340 during the same period in 2003. Among the items expensed during that period were $24,252 of satellite uplink costs, and $7,404 of marketing, promotion and consulting services.
The net loss for this segment of operations during the quarter ended September 30, 2004 was $24,098 as compared to a net loss of $80,304 for the same period in 2003.

OBN Corporate

No revenues were generated from OBN corporate operations during the quarter ended September 30, 2004 as compared to $1,561 of revenue during the same period of 2003. The expenses incurred by OBN corporate were $162,313 for the quarter ended September 30, 2004 as compared with $70,830 in 2003.
This amount included $106,458 of accrued salaries and $64,600 of other general and administrative expenses. The net loss for OBN corporate was $163,047 during the period ended September 30, 2004 as compared to a net loss of $70,274 for the same period in 2003.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004 the Company's current liabilities of $2,275,551 exceeded current assets of $3,381 by $2,272,170.
Approximately 30% of current liabilities represented accrued payroll for executives.

During the quarter ended September 30, 2004, the Company generated cash from new borrowings of $71,875 and from equity sales of $101,194, which were used to fund the Company's operating loss for the period.

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

On October 12, 2004, the Company terminated its stock offering.
It determined that it currently has sufficient capital available to finance anticipated projects. Should the Company determine additional funds are required for new projects, it will consider both debt and equity alternatives for financing.

In November 2004, Eclectic received $500,000 in revenue from the sale of a portion of its interest in the television special "From The
Heart: The Four Tops 50th Anniversary and Celebration." Under the terms of the agreement, the purchaser receives a percentage of the proceeds generated from the exploitation of the special, but Eclectic retains ownership of the property.


FORWARD LOOKING STATEMENTS

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.

Item 3.  CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of September 30, 2004 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our
periodic reports filed under the Exchange Act.   There were no
significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2004 a total of
47,500 shares of Company stock was sold at various per share amounts
ranging from $1.83 to $2.50 generating cash of $101,194.   A total of
5,000 shares were granted at $2.70 per share to obtain programming rights valued at $13,500. A total of 11,500 shares at $2.00 per share were granted
in lieu of $23,000 of KSSY lease payments.   A total of 26,500 shares at
$2.25 -$2.50 per share were issued to employees for various services valued at $49,500.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6.  Exhibits

        (31.1) Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        (31.2) Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


        (32.1) Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBN HOLDINGS, INC
(Registrant)


Dated:  November 15, 2004       By: /s/ Roger Neal Smith
                                    ----------------------
                                        Roger Neal Smith
                                        Chief Executive Officer