Form 10QSB/A
period 2004-09-30
OBN HOLDINGS
filed 2005-01-11
CIK 1261204

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________to _____________


                       Commission File Number 000-51021

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

Yes _____  No       X

                               EXPLANATORY NOTE
                               ----------------

This amendment number 1 to the Registrant's Quarterly Report on Form 10-QSB is being filed solely to revise the reference to the Registrant's Commission File Number from its 1933 Act number to its recently assigned 1934 Act number.

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

OBN HOLDINGS, INC
(Registrant)


Dated:  January 10, 2005        By: /s/ Roger Neal Smith
                                    ----------------------
                                        Roger Neal Smith
                                        Chief Executive Officer