Form 10QSB
period 2004-12-31
OBN HOLDINGS
filed 2005-02-14
CIK 1261204

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
                                 (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No _____

As of February 14, 2005 the Company had 5,968,439 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____  No       X

                              OBN Holdings, Inc.


                             INDEX TO FORM 10-QSB


PAGE

PART I ---	FINANCIAL INFORMATION
                Item 1. Financial Statements
                        Consolidated Balance Sheets at December 31,
                          2004 (Unaudited) and June 30, 2004
                        Consolidated Statements of Operations
                          (Unaudited) for the Three and Six Month
                          Periods Ended December 31, 2004 and 2003
                        Consolidated Statements of Cash Flows
                          (Unaudited) for the Six Month Periods Ended
                          December 31, 2004 and 2003
                        Notes to Unaudited Consolidated Financial Statements
                Item 2. Management's Discussion and Analysis or
                        Plan of Operation
                Item 3. Controls and Procedures

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

                              OBN Holdings, Inc.
                         CONSOLIDATED BALANCE SHEETS


                                                 Dec. 31           June 30,
                                                  2004               2004
                                                 --------       -------------
                                                (Unaudited)


ASSETS

Current assets:
  Cash and cash equivalents                     $    41,655     $     3,493
                                                ------------    ------------
    Total current assets                             41,655           3,493

Fixed assets, net                                     2,500           2,500
Broadcasting license                                130,000         130,000
Programming rights, net of accumulated
  amortization of $52,512 and $43,342,
  respectively                                      285,393          41,287
Film library, net of accumulated amortization
  of $14,520 and $6,600, respectively                68,640          72,600
Website development costs, net of accumulated
 amortization of $47,235 and $35,865,
 respectively                                        25,692         37,062
Deposits                                             36,230         36,230
                                                ------------    -----------
                                                    544,495        319,679
                                                ------------    -----------
    Total assets                                $   586,150     $  323,172
                                                ============    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                              $   826,859     $  532,147
  Accrued payroll and related                       767,855        554,050
  Current portion of obligation under capital
   lease                                             25,747         43,328
  Programming rights payable                         80,030         80,030
  Notes and accrued interest payable                121,797         21,210
  Notes and accrued interest payable
   to related parties                               193,437        181,437
                                                ------------    -----------
    Total current liabilities                     2,015,725      1,412,202

Capital lease obligation, net of current portion     54,530         54,530
                                                ------------    -----------
    Total liabilities                             2,070,255      1,466,732
                                                ------------    -----------
Stockholders' (deficit) equity:
  Undesignated preferred stock, $0.001 par
   value; 20,000 shares authorized; no shares
   issued and outstanding                              -              -
  Common stock; $.001 par value; 50,000,000
   shares authorized; 5,962,252 and 5,822,752
   shares issued and outstanding, respectively        5,962          5,822
  Additional paid-in capital                      3,534,286      3,281,475
  Accumulated deficit                            (5,024,353)    (4,430,857)
                                                ------------    ------------
    Total stockholders' deficit                  (1,484,105)    (1,143,560)
                                                ------------    ------------
                                                $   586,150     $   323,172
                                                =============   ============


See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)






                                    For The Three Months       For The Six Months
                                    Ended December 31,         Ended December 31,
                                    --------------------       ------------------
                                     2004          2003         2004        2003

Revenue, net of affiliate costs      ($4,135)      ($6,049)    $27,195     $35,833

Cost of sales                          5,861       126,498      45,052     244,051
                                   ----------    ----------   ---------   ---------
    Gross (loss) profit               (9,996)     (132,547)    (17,857)   (208,218)

General and administrative expenses  309,717       193,427     564,479     567,528
                                   ----------    ---------    ---------   ---------
Loss from operations                (319,713)     (325,974)   (582,336)   (775,746)
                                   ----------    ----------   ---------   ---------

Other income (expense):
  Other income                           592             0       1,034       1,314
  Interest expense                    (3,276)       (9,550)    (12,192)    (10,555)
                                   ----------    ----------   ---------   ---------
    Total other
       expense, net                   (2,684)       (9,550)    (11,158)     (9,241)
                                   ----------    ----------   ---------   ---------
Loss before income taxes            (322,397)     (335,524)   (593,494)   (784,987)

Income taxes                               -             -           -           -
                                   ----------    ---------    ---------   ---------
Net loss                           ($322,397)    ($335.524)  ($593,494)  ($784,987)
                                   ==========    ==========   =========   =========

Net loss available to common
 Stockholders per common
 share:

 Basic and diluted net
   loss per common share              ($0.05)       ($0.06)     ($0.10)     ($0.14)
                                   ==========    ==========   =========   =========
 Basic and diluted weighted
   average shares outstanding      5,946,638     5,785,378   5,911,342   5,772,869
                                   =========     ==========  =========   =========





See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      FOR THE SIX MONTHS
                                                       ENDED DECEMBER 31,
                                                    ------------------------
                                                       2004          2003
                                                    ----------    ----------
                                                     Unaudited     Unaudited

Cash flows from operating activities:
  Net loss                                          $ (593,494)   $(784,987)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      26,910       97,242
     Bad debt provision                                   -         200,000
     Shares issued for services                         53,705         -
     Changes in operating assets and liabilities:
       Accounts receivable, net                           -         (82,200)
       Programming rights                              442,774         -
       Deposits                                           -             170
       Accounts payable and accrued expenses          (145,939)     378,937
       Payments on programming rights payable             -         (22,780)
                                                    -----------   ----------
         Net cash used in operating activities        (216,044)    (213,958)
                                                    -----------   ----------

Cash flows from investing activities:
  Purchases of fixed assets                               -          (1,000)
                                                    -----------   ----------
  Net cash used in investing activities                      0       (1,000)
                                                    -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable                          114,900       60,000
  Proceeds from notes payable to related parties        10,000       97,000
  Repayments on notes payable                          (15,640)        -
  Repayment on notes payable to related parties         (1,300)      (3,512)
  Principal payments under capital lease
   obligations                                            -         (62,667)
  Proceeds from issuance of common stock               146,246      110,100
                                                    -----------   ----------
  Net cash provided by financing activities            254,206      200,921
                                                    -----------   ----------
Net change in cash and cash equivalents                 38,162      (14,037)

Cash and cash equivalents beginning of period            3,493       28,795
                                                    -----------   ----------
Cash and cash equivalents end of period             $   41,655    $  14,758
                                                    ===========   ==========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $   11,901    $   3,896
                                                    ===========   ==========
    Income taxes                                    $     -       $    -
                                                    ===========   ==========

Supplemental disclosure of noncash investing
 and financing activities:
  Purchase of property/equipment from
   capital lease                                    $     -       $ 130,000
                                                    -----------   ----------
  Programming rights in exchange for rights
   and accounts payable                             $  681,000    $ 103,880
                                                    ===========   ==========

  Accounts receivables converted to film
   library                                                -       $  79,200
                                                    ===========   ==========
  Payments of accounts payable with common
   stock                                            $   39,500    $       -
                                                    ===========   ==========
  Purchase of programming rights with common
   stock                                            $   13,500    $       -
                                                    ===========   ==========


See accompanying notes to unaudited consolidated financial statements.

OBN HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

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

Operating results for the three-month and six-month periods ended
December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended June 30, 2004.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Background and Organization

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc. ("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment, Inc. ("Eclectic") with Eclectic's wholly owned subsidiaries consisting of Adventures of Unit 28, L.A. Food Scene and Mini Movie Hour. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $593,494 during the six month period ended December 31, 2004. It has a cash balance of $41,655 at December 31, 2004.
In addition, at December 31, 2004, the Company's accumulated deficit was $5,024,353 and the Company had negative working capital of $1,974,070. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to continue as a going concern, management has begun taking the following steps:

1) 	The Company is aggressively developing and licensing new
television programs for Omni. Management is continually meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

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

7)	The Company is currently developing relationships with
strategic partners worldwide to increase its visibility and to create additional sources of funding and revenue.

8)	The Company has, and will continue to keep, tight controls
over it expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.


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

A summary of the segments as of December 31, 2004 and for the three and six-month periods ended December 31, 2004 and 2003 is presented in the tables below:

As of and for the six months ended December 31, 2004

                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total


Assets                         $515,190         $360,872       $74,233      $1,490,082   ($1,854,227)   $   586,150

Liabilities                    (729,076)        (487,763)     (537,754)       (813,755)      498,093     (2,070,255)

Revenues,
net of
affiliate
cost                             24,252           18,972         8,223              --       (24,252)        27,195

Expenses                       (136,747)         (85,657)      (42,478)       (368,901)       24,252       (609,531)

Other
Inc/Exp                         (18,657)        (154,979)       (4,800)        167,278            --        (11,158)

Net Income                     (131,152)        (221,664)      (39,055)       (201,623)           --        (593,494)



For the quarter ended December 31, 2004


                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Revenues,
net of
affiliate
cost                                   --             --         ($4,135)          --           --           ($4,135)

Expenses                          (52,368)       (48,897)        (10,822)    (203,491)          --          (315,578)

Other
Inc/Exp                           (19,116)      (151,579)              0      168,011           --            (2,684)

Net
Income                            (71,484)      (200,476)        (14,957)     (35,480)          --          (322,397)





As of and for the six months ended December 31, 2003




                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Assets                           $418,191        $16,835       $95,015       $1,188,683   ($1,325,859)   $392,865

Liabilities                      (398,191)       (67,829)     (281,785)        (455,123)      267,838    (935,090)

Revenues,
net of
affiliate
cost                              133,412             --        46,372            1,561      (145,512)     35,833

Expenses                         (538,875)       (45,888)     (222,536)        (149,792)      145,512    (811,579)

Other
Inc/Exp                             1,314             --            --          (10,555)           --      (9,241)

Net Income                       (404,149)       (45,888)     (176,164)        (158,786)           --    (784,987)



For the quarter ended December 31, 2003



                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Revenues,
net of
affiliate
cost                            $60,656              --       $6,051               --      ($72,756)     ($6,049)

Expenses                       (184,032)         (21,452)   (101,205)         (85,992)       72,756     (319,925)

Other
Inc/Exp                              --               --          --           (9,550)           --       (9,550)

Net
Income                         (123,376)         (21,452)    (95,154)         (95,542)           --     (335,524)



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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At December 31, 2004, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

There were no outstanding accounts receivable as of December 31, 2004. For the six-month period ended December 31, 2004, sales to the two largest customers totaled approximately 21% of revenue.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At December 31, 2004, the Company's fixed assets consist primarily of leasehold improvements totaling $2,500.

Other Long-Lived Assets

The broadcasting license is discussed in Note 3. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network, which totals $98,130 at December 31, 2004. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the three and six-month periods ended December 31, 2004, such amortization totaled $8,048 and $15,668, respectively.

Eclectic produced its own programming during the quarter ended December 31, 2004, incurring approximately $50,000 of additional costs that have been capitalized that will be amortized when the programming begins airing, which is estimated to begin in the second quarter of 2005. An agreement exists between Eclectic, The Four Tops and Lee Tofanelli & Associates, the production company, whereby each of the three entities share one third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in its Four Tops Television Special production for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expense recoupment. However, Eclectic retains ownership of all rights.

The film library is discussed in Note 4. This asset is being amortized over its estimated useful life of five years beginning in April 2004. A total of $3,960 and $7,920 of amortization expense was recognized during the three and six-month periods ended
December 31, 2004, respectively.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $5,683 and $11,370 for the three and six-month periods ended December 31, 2004, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at December 31, 2004. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at December 31, 2004. There can be no assurance, however, that market conditions will not change, which could result in impairment of its long-lived assets in the future.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed two projects that can be licensed, and several additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks.
Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production of the product is completed and is aired in accordance with the signed agreement.

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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliates agree to broadcast the program to their subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three and six-month periods ended December 31, 2004, affiliate costs totaled $4,135 and $5,979, respectively.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as no new employee options or warrants have been granted for the three-months and six-months ended December 31, 2004. There is also no pro forma impact under SFAS No. 123 of prior warrants granted.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see
Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the three and six months ended December 31, 2004 and 2003.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-
Based Payment" ("SFAS No. 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.
The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces
SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS No. 123(R) will have a significant impact on the Company's overall results of operations or financial position.


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

NOTE 4 - FILM LIBRARY

In January 2004, the Company acquired the name and film library of ASTN in exchange for ASTN's outstanding payable to the Company of $79,200. The Company began amortizing this library over its estimated useful life of five years from April 1, 2004.

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

NOTE 6 - NOTES PAYABLE

The Company has $180,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable on demand. As of December 31, 2004, the accrued interest on these notes totaled $8,770.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at December 31, 2004. The note has no set maturity date, and is payable upon demand. As of December 31, 2004, the accrued interest on this note totaled $1,167.

Related party interest expense under these notes for the six months ended December 31, 2004 was $9,937.

At December 31, 2004 the Company had $5,000 of notes payables to a third party that bears interest at 10%. The notes have no set maturity date, and are payable upon demand. As of December 31, 2004, the accrued interest on these notes totaled $1,000.

The Company secured a stock loan using 50,000 shares as collateral. The loan provided gross proceeds of $62,732, is due
July 28, 2007 and accrues interest at 8.25%. A placement fee of $5,000 was paid, netting the Company $58,000.

On October 6, 2004, the Company entered into a loan agreement to borrow $53,025 which, net of fees, resulted in net proceeds and balance owed of $50,350. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 5.75% as of December 31, 2004).

For the six month period ended December 31, 2004, the interest on all non-related notes payable totaled $3,836.

NOTE 7 - STOCKHOLDERS' EQUITY

During the six-month period ended December 31, 2004 a total of 95,000 shares of Company stock was sold at various per share amounts ranging from $0.83 to $2.50 generating cash of $146,246. A total of 5,000 shares were granted at $2.70 per share to obtain programming rights valued at $13,500. A total of 11,500 shares at $2.00 per share were granted in lieu of $39,500 of KSSY lease
payments.   A total of 28,000 shares at $1.03 to $2.50 per share
were issued to employees and third parties for various services valued at $53,705.

NOTE 8 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the six months ended December 31, 2004 and 2003:




                                        Six Months Ended
                                        ----------------
                                      Dec 31,         Dec 31,
                                       2004            2003
                                      -------         -------

Numerator for basic and diluted
   loss per common share:
      Net loss                        ($593,494)      ($784,987)


Denominator for basic and diluted
   loss per common share
      Weighted average common
      shares outstanding              5,911,342       5,772,869



Net loss per common share
   available to common shareholder       ($0.10)         ($0.14)


Basic and diluted loss per common share is computed as follows for the three months ended December 31, 2004 and 2003:


                                           Three Months Ended
                                           ------------------
                                      	Dec. 31,  	Dec. 31,
                                       	   2004       	  2003
                                    	 -------    	--------
Numerator for basic and diluted
  loss per common share:
     Net loss                        	($322,397)  	($335,524)

Denominator for basic and diluted
 loss per common share:
   Weighted average common
     shares outstanding                 5,946,638       5,785,378

Net loss per common share
  available to common
  shareholder                          $    (0.05)      $   (0.06)


NOTE 9 - SUBSEQUENT EVENTS

In January, 2005 a total of 6,187 shares at $0.75 per share were granted in lieu of $4,640 of KSSY lease payments.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

Since our initial broadcasting in September 2003 we have not had the funds to fully implement our business plan. This continues to be the case. Unforeseen market entry activities delayed the receipt of proceeds from our initial public offering by several months, and advertising revenues have been less than forecasted due to budgetary constraints in our sales effort. Through it all the Omni Broadcasting Network (Omni) and the Products on Demand Channel (POD) have remained on the air and continue to obtain content for their television networks. Moreover, Eclectic Entertainment continues to produce television programs. As a result, we have generated some revenues. Unfortunately, our liabilities have continued to grow as all products to date have been developed by incurring more debt. It is unclear how much longer we can operate in this manner.

Omni, our prime time broadcast network, continues to air a two-hour program twice a week that presents feature films, and two half-hour children programs twice a week. It still has plans to expand its broadcast hours to cover primetime (8:00 p.m. to 11:00 p.m., Eastern Standard Time) seven days a week, as well as weekend mornings. Additional programming content continues to be licensed for that purpose.

POD, our infomercial/paid programming network, continues to air its programming on the unused Omni airtime. POD has made significant progress in its efforts to attract paid programming customers to complement its infomercial direct response customers. These efforts have led to marketing in China, Korea and Japan. Additional staff has been employed to support this initiative.

Eclectic Entertainment, our production company, has focused its efforts on producing its first television "special," while production on several television series ("Music on Demand," "L.A. Food Scene," "The Vegas Variety Hour," "The Mini Movie Hour" and "The Adventures Of Unit 28") wait further funding. The live show entitled "From the Heart: The Four Tops 50th Anniversary" was taped at the Detroit Opera House on July 28, 2004 and will initially air on Omni in the spring of 2005. A CD and DVD from the live show will be released on our music label, Retro Records, and distributed by Pyramid/Universal Music Distribution. During the current quarter, Eclectic sold 50% of its 1/3 interest in the Company's Four Tops television special for $500,000. The Company is also in the process of negotiating CD and DVD licensing deals with a number of foreign distributors seeking the rights to release the materials in their territories. The television special is scheduled to air on Omni Broadcasting Network during April/May 2005, with the DVD and CD being released in the United States shortly thereafter. Eclectic has acquired the rights to distribute the feature film "One Last Ride" in the United States and its territories. Distribution rights include, but are not limited to, theatrical release, premium and free television broadcasts, and DVD/Home Video sales. The target date for release into theaters is the Second Quarter of 2005. Distribution through other outlets will be done after the theatrical release.

Plans to launch our fourth subsidiary, ASTN, have been postponed until March 2005 because it is still in the process of securing content for broadcasting. Likewise, the upgrades to our leased television station, KSSY, have been postponed until additional capital is received.

As mentioned above, revenues from operations have been limited. When Omni first began broadcasting in September 2003, management decided to delay seeking advertising dollars until the affiliate base was well established, and the programming lineup was fully in place. Funds from the impending IPO were to expedite efforts to build the affiliate base. While the IPO funds were delayed, we continued to build the affiliate base and acquire content, but at a much slower pace. Given that we are developing original content and expanding our affiliate base, we expect that revenues from broadcast operations will significantly improve.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of December 31, 2004, and the unaudited statements of operations and cash flows for the three and six months ended December 31, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2004. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

GOING CONCERN

The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $593,494 during the six months ended December 31, 2004. It has a cash balance of $41,655 at
December 31, 2004.   In addition, at December 31, 2004, the
Company's accumulated deficit was $5,024,353 and the Company had negative working capital of $1,974,070. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In order to continue as a going concern, management has begun taking the following steps:

1)	The Company is aggressively developing new television programs for Omni. Management is continually meeting with independent television producers who have approached the Company with ideas shows that they would like to have aired on the network.
The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

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

3)	The Company is marketing the airtime available on POD to
television program distributors and small television networks.

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

7)	The Company is currently developing relationships with
strategic partners worldwide to increase its visibility and to create additional sources of funding and revenue.

8)	The Company has, and will continue to keep, tight controls
over it expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.

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

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed two projects that can be licensed, and several additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production of the product is completed and is aired in accordance with the signed agreement.

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

RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $27,195 for the six-month period ended December 31, 2004 as compared to ($9,537) for the entire 2004 fiscal year. The primary sources of revenue were from the Production and Infomercial Broadcasting segments, which generated $18,972 and $8,223 in revenues, net of affiliate costs, for the six-month period, respectively as compared to $0 and $6,203 for the entire 2004 fiscal year. There were no sales generated from the leased TV station during the six-month period ended December 31, 2004 as compared to $1,561 for the entire 2004 fiscal year.

Expenses incurred during the six-month period ended December 31, 2004 totaled $609,531 as compared to $1,450,336 for the entire 2004 fiscal year. Other income/expenses for the six-month period ended December 31, 2004 was income of $1,034. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2004 was $593,494 as compared to a net loss of $1,461,106 for the entire 2004 fiscal year.

Six-Month Period Ended December 31, 2004 as Compared to December
31, 2003

Results of operations for the six-month periods ended December
31, 2004 and 2003 are detailed in the charts below.   Included
are the assets, liabilities, revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the six months ended December 31, 2004:

                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total


Assets                         $515,190         $360,872       $74,233      $1,490,082   ($1,854,227)   $   586,150

Liabilities                    (729,076)        (487,763)     (537,754)       (813,755)      498,093     (2,070,255)

Revenues,
net of
affiliate
cost                             24,252           18,972         8,223              --       (24,252)        27,195

Expenses                       (136,747)         (85,657)      (42,478)       (368,901)       24,252       (609,531)

Other
Inc/Exp                         (18,657)        (154,979)       (4,800)        167,278            --        (11,158)

Net Income                     (131,152)        (221,664)      (39,055)       (201,623)           --        (593,494)



As of and for the six months ended December 31, 2003




                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Assets                           $418,191        $16,835       $95,015       $1,188,683   ($1,325,859)   $392,865

Liabilities                      (398,191)       (67,829)     (281,785)        (455,123)      267,838    (935,090)

Revenues,
net of
affiliate
cost                              133,412             --        46,372            1,561      (145,512)     35,833

Expenses                         (538,875)       (45,888)     (222,536)        (149,792)      145,512    (811,579)

Other
Inc/Exp                             1,314             --            --          (10,555)           --      (9,241)

Net Income                       (404,149)       (45,888)     (176,164)        (158,786)           --    (784,987)


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

Prime Time Broadcasting (Omni)

For the six months ended December 31, 2004, revenues, net of affiliate costs, from this segment of operations totaled $24,252, all of which represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Revenues for the same period in 2003 were $72,756. Expenses were $136,747 for the six months ended December 31, 2004 as compared to $538,875 of which $200,000 was bad debt expense for the same period in 2003. Among the items expensed during that period ending December 31, 2004 was $43,976 of accrued payroll costs. The net loss for this segment of operations was $131,152 for the six months ended December 31, 2004 as compared to a net loss of $404,149 for the same period in 2003.

TV and Film Production (Eclectic)

Revenues generated in this segment of operations totaled $18,972 for the six months ended December 31, 2004 as compared to $0 during the same period in 2003. The Company incurred $85,657 of expense in 2004 compared to $45,888 in 2003. Expenses included $43,976 of accrued salaries and approximately $40,000 of production expense. The net loss for this segment was $221,664 for the six months ended December 31, 2004 as compared to a loss of $45,888 for the period in 2003.

Infomercial-Paid Programming Broadcasting (POD)

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $8,223 for the six months ended December 31, 2004 as compared to $46,372 for the same period in 2003.
Revenues have decreased as the Company focused on revamping its POD operating model. The Company incurred $42,478 in expenses in 2004 as compared to $222,536 which included $145,000 of satellite uplink expense during the same period in 2003. Among the items expensed during the six month period ending December 31, 2004 was

$24,252 of satellite uplink costs. Satellite uplink expense has significantly reduced as the Company negotiates for a new uplink. The net loss for this segment of operations during the six months ended December 31, 2004 was $39,055 as compared to a net loss of $176,164 for the same period in 2003.

OBN Corporate

No revenues were generated from OBN corporate operations during the six months ended December 31, 2004 as compared to $1,561 of revenue during the same period of 2003. The expenses incurred by OBN corporate were $368,901 for the six months ended December 31, 2004 as compared with $149,792 in 2003. The increase in expenses is primarily due to increases in accrued salaries, professional fees, accrued payroll expense and KSSY operating expense. Expenses for the six month period ending December 31, 2004 included $122,206 of accrued salaries, $90,000 of professional fees, $65,000 of accrued payroll expense and $28,000 of KSSY operational costs. The net loss for OBN corporate was $201,623 during the period ended December 31, 2004 as compared to a net loss of $158,786 for the same period in 2003.

Three-Month Period Ended December 31, 2004 as Compared to
December 31, 2003

Results of operations for the three-month periods ended December
31, 2004 and 2003 are detailed in the charts below.   Included
are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

For the quarter ended December 31, 2004


                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Revenues,
net of
affiliate
cost                                   --             --         ($4,135)          --           --           ($4,135)

Expenses                          (52,368)       (48,897)        (10,822)    (203,491)          --          (315,578)

Other
Inc/Exp                           (19,116)      (151,579)              0      168,011           --            (2,684)

Net
Income                            (71,484)      (200,476)        (14,957)     (35,480)          --          (322,397)





For the quarter ended December 31, 2003



                                                             Infomercial-
                                                                 Paid
                               Prime Time       TV & Film    Programming                Reconciling
                               Broadcasting     Production   Broadcasting   Corporate     Items         Total




Revenues,
net of
affiliate
cost                            $60,656              --       $6,051               --      ($72,756)     ($6,049)

Expenses                       (184,032)         (21,452)   (101,205)         (85,992)       72,756     (319,925)

Other
Inc/Exp                              --               --          --           (9,550)           --       (9,550)

Net
Income                         (123,376)         (21,452)    (95,154)         (95,542)           --     (335,524)





(Expenses include operating expenses and cost of sales)

Prime Time Broadcasting (Omni)

For the quarter ended December 31, 2004, no revenues were recognized as Omni has not begun to sell advertising time to outside entities. Revenues for the same period in 2003 were $60,656, all of which represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $52,368 for the quarter ended December 31, 2004 as compared to $184,032 for the same period in 2003. The decrease in expenses is due primarily to the fact that no satellite uplink expense was incurred during the quarter ended December 31, 2004. Among the items expensed during the quarter ending December 31, 2004 was $21,988 of accrued payroll costs. The net loss for this segment of operations was $71,484 for the quarter ended December 31, 2004 as compared to a net loss of $123,376 for the same period in 2003.

TV and Film Production (Eclectic)

Revenues generated in this segment of operations totaled $0 for the quarter ended December 31, 2004 as compared to $0 during the same period in 2003. The Company incurred $48,897 of expense during the period compared to $21,452 in 2003. The increase in expense is primarily due to increase production operations. Expenses included in expenses for the quarter ended December 31, 2004 was $21,988 of accrued salaries and $25,000 of production expense. The net loss for this segment was $200,476 for the quarter ended December 31, 2004 as compared to a loss of $21,452 for the period in 2003.

Infomercial-Paid Programming Broadcasting (POD)

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled ($4,135)for the quarter ended
December 31, 2004 as compared to $6,051 for the same period in 2003. The Company incurred $10,822 in expenses for the quarter ended December 31, 2004 as compared to $101,205 during the same period in 2003. The decrease in expenses was primarily due to no satellite uplink expense during the quarter ending December 31, 2004. Among the items expensed during the quarter ending December
31, 2004 was $5,000 of amortization.   The net loss for this
segment of operations during the quarter ended December 31, 2004 was $14,957 as compared to a net loss of $95,154 for the same period in 2003.

OBN Corporate

No revenues were generated from OBN corporate operations during the quarter ended December 31, 2004 as compared to $0 of revenue during the same period of 2003. The expenses incurred by OBN corporate were $203,491 for the quarter ended December 31, 2004 as compared with $85,992 in 2003. The increase in expenses is primarily due to increases in accrued salaries, professional fees, accrued payroll expense and KSSY operating expense
Expenses for the quarter ending December 31, 2004 included $57,775 of accrued salaries, $46,000 of professional fees, $23,000 of accrued payroll expense and $25,000 of KSSY operational costs. In addition, $168,000 of returns from subsidiaries to OBN corporate was recorded as other income on OBN books. The net loss for OBN corporate was $35,480 during the period ended December 31, 2004 as compared to a net loss of $95,542 for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004 the Company's current liabilities of $2,015,725 exceeded current assets of $41,655 by $1,974,070.
Approximately 38% of current liabilities represented accrued payroll for executives.

During the six months ended December 31, 2004, the Company generated cash from new borrowings of $124,900 and from equity sales of $146,246, which were used to fund the Company's operating loss for the period.

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

In November 2004, Eclectic received $500,000 from the sale of a portion of its interest in the television special "From The
Heart: The Four Tops 50th Anniversary and Celebration." Under the terms of the agreement, the purchaser receives a percentage of the proceeds generated from the exploitation of the special, but Eclectic retains ownership of the property.


FORWARD LOOKING STATEMENTS

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.

Item 3.  CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. As of December 31, 2004 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our periodic reports filed
under the Exchange Act.   There were no significant changes to
our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of
Proceeds

During the six-month period ended December 31, 2004 a total of 95,000 shares of Company stock was sold at various per share amounts ranging from $0.83 to $2.50 generating cash of $146,246. A total of 5,000 shares were granted at $2.70 per share to obtain programming rights valued at $13,500. A total of 11,500 shares at $2.00 per share were granted in lieu of $39,500 of KSSY lease
payments.   A total of 28,000 shares at $1.03 to $2.50 per share
were issued to employees and third parties for various services valued at $53,705.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None

Item 6.  Exhibits

 (31.1)  Certification of Chief Executive Officer pursuant to
Rule-15(e) and 15d-15(e) of the Securities Exchange Act of
1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

 (31.2)  Certification of Chief Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  February 14, 2005       By: /s/ Roger Neal Smith
                                    ------------------------------
                                        Roger Neal Smith
                                        Chief Executive Officer