Form 10QSB
period 2005-03-31
OBN HOLDINGS
filed 2005-05-16
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________to _____________


                        Commission File Number 000-51021


                               OBN Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Nevada                                    81-0592921
  -------------------------------            ---------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)


           8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123
           -----------------------------------------------------------
                    (Address of principal executive offices)


                                 (702) 435-0544
                           ---------------------------
                           (Issuer's telephone number)


         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     As of May 14, 2005 the Company had 6,055,501 shares of its $.001 par value common stock issued and outstanding.

           Transitional Small Business Disclosure Format (check one):

                                Yes [ ]   No [X]

                               OBN Holdings, Inc.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I --- FINANCIAL INFORMATION

    Item 1. Financial Statements

         Consolidated Balance Sheets at March 31, 2005 (Unaudited)
          and June 30, 2004                                                   3

         Consolidated Statements of Operations (Unaudited) for the
          Three and Nine Month Periods Ended March 31, 2005 and 2004          4

         Consolidated Statements of Cash Flows (Unaudited) for the
          Nine Month Periods Ended March 31, 2005 and 2004                    5

         Notes to Unaudited Consolidated Financial Statements                 6

    Item 2. Management's Discussion and Analysis or Plan of Operation        16

    Item 3. Controls and Procedures                                          24

PART II ---   OTHER INFORMATION

    Item 1. Legal Proceedings                                                25

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      25

    Item 3. Defaults Upon Senior Securities                                  25

    Item 4. Submission of Matters to a Vote of Securities Holders            25

    Item 5. Other Information                                                25

    Item 6. Exhibits                                                         25


PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                                    OBN Holdings, Inc.
                           CONSOLIDATED BALANCE SHEETS


                                                                      March 31,       June 30,
                                                                         2005           2004
                                                                     ------------   ------------
                                                                     (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                        $     16,129   $      3,493
    Accounts receivable                                                    45,675             --
    Prepaid satellite uplink expenses                                      60,000             --
                                                                     ------------   ------------
         Total current assets                                             121,804          3,493
                                                                     ------------   ------------

Fixed assets, net of accumulated depreciation of $944
  and $0, respectively                                                      1,556          2,500
Broadcast license                                                         130,000        130,000
Programming rights, net of accumulated amortization
   of $68,855 and $43,342, respectively                                   542,050         41,287
Film library, net of accumulated amortization of $18,545
  and $6,600, respectively                                                 64,555         72,600
Website development costs, net of accumulated amortization
  of $52,920 and $35,865, respectively                                     20,007         37,062
Deposits                                                                   36,230         36,230
                                                                     ------------   ------------
                                                                          794,398        319,679

                                                                     ------------   ------------
         Total assets                                                $    916,202   $    323,172
                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                 $    814,552   $    532,147
    Accrued payroll and related                                           892,992        554,050
    Deferred revenue                                                       25,000             --
    Current portion of capital lease obligations                           11,200         43,328
    Programming rights payable                                             90,030         80,030
    Notes and accrued interest payable                                    358,751         21,210
    Notes and accrued interest payable to related parties                 253,962        181,437
                                                                     ------------   ------------

         Total current liabilities                                      2,446,487      1,412,202

Capital lease obligation, net of current portion                           54,530         54,530
                                                                     ------------   ------------

         Total liabilities                                              2,501,017      1,466,732
                                                                     ------------   ------------

Commitments and Contingencies

Stockholders' (deficit) equity:
    Undesignated preferred stock, $0.001 par value; 20,000,000
      shares authorized; no shares issued and outstanding                      --             --
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 6,055,501 and 5,822,752 shares issued
      and outstanding, respectively                                         6,056          5,822
    Additional paid-in capital                                          3,608,432      3,281,475
    Accumulated Deficit                                                (5,199,303)    (4,430,857)
                                                                     ------------   ------------

         Total stockholders' equity (deficit)                          (1,584,815)    (1,143,560)
                                                                     ------------   ------------

                                                                     $    916,202   $    323,172
                                                                     ============   ============

     See accompanying notes to unaudited consolidated financial statements.


                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                       For the three months           For the nine months
                                          ended March 31                ended March 31
                                   --------------------------    --------------------------

                                       2005           2004           2005           2004
                                   -----------    -----------    -----------    -----------
Revenue, net of affiliate costs    $     5,735    $    (8,349)   $    32,930    $    27,484

Cost of sales                            3,291        113,491         48,343        357,542
                                   -----------    -----------    -----------    -----------

  Gross (loss)profit                     2,444       (121,840)       (15,413)      (330,058)

Operating expenses:
   General and administrative          171,148        175,587        735,627        743,115
                                   -----------    -----------    -----------    -----------

Loss from operations                  (168,704)      (297,427)      (751,040)    (1,073,173)
                                   -----------    -----------    -----------    -----------
Other income (expense):
  Other income                             200             82          1,234          1,396
  Interest expense                      (6,448)        (6,850)       (18,640)       (17,405)
                                   -----------    -----------    -----------    -----------

     Total other expense, net           (6,248)        (6,768)       (17,406)       (16,009)
                                   -----------    -----------    -----------    -----------

Loss before income taxes              (174,952)      (304,195)      (768,446)    (1,089,182)

Income taxes                                 -              -              -              -
                                   -----------    -----------    -----------    -----------

  Net loss                         $  (174,952)   $  (304,195)   $  (768,446)   $(1,089,182)
                                   ===========    ===========    ===========    ===========
Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                     $     (0.03)   $     (0.05)   $     (0.13)   $     (0.19)
                                   ===========    ===========    ===========    ===========
  Basic and diluted weighted
  average shares outstanding         6,000,725      5,785,360      5,940,701      5,777,173
                                   ===========    ===========    ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.


                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE NINE MONTHS
                                                              Ended March 31,
                                                        --------------------------
                                                            2005           2004
                                                        -----------    -----------
                                                        (Unaudited)    (Unaudited)
Cash flows from operating activities:
   Net loss                                             $  (768,446)   $(1,089,182)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                         62,557        110,547
       Bad debt provision                                        --        200,000
       Shares issued for services                            53,705             --
       Changes in operating assets and liabilities:
          Accounts receivable, net                          (45,675)       (96,475)
          Programming rights                                400,875             --
          Deposits                                               --           (170)
          Accounts payable and accrued expenses               6,625        646,070
          Payments on programming rights payable                 --        (22,780)
                                                        -----------    -----------

            Net cash used in operating activities          (290,359)      (251,990)
                                                        -----------    -----------
Cash flows from investing activities:
   Purchase of fixed assets                                      --         (1,000)
   Proceeds on sale of equipment                                 --           (600)
                                                        -----------    -----------

     Net cash used in investing activities                       --         (1,600)
                                                        -----------    -----------
Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs       107,249         68,500
   Proceeds from notes payable to related parties            68,000        120,000
   Repayments on notes payable                              (15,000)            --
   Repayments on notes payable to related parties            (3,500)        (3,512)
   Principal payments under capital lease obligation             --        (59,676)
   Proceeds from issuance of common stock                   146,246        110,100
                                                        -----------    -----------

     Net cash provided by financing activities              302,995        235,412
                                                        -----------    -----------

Net change in cash and cash equivalents                      12,636        (18,178)

Cash, and cash equivalents beginning of period                3,493         28,795
                                                        -----------    -----------

Cash, and cash equivalents end of period                $    16,129    $    10,617
                                                        ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                       $    11,910    $     3,896
                                                        ===========    ===========
         Income taxes                                            --             --
                                                        ===========    ===========
Supplemental disclosure of noncash investing and
  financing activities:
   Purchase of property/equipment from capital lease             --    $   130,000

   Programming rights in exchange for rights payables   $   176,000    $   103,880
                                                        -----------    -----------
   Accounts receivables converted to film library                --    $    78,600
                                                        -----------    -----------
   Payments of accounts payable and capital lease
      obligation with common stock                      $    49,740             --
                                                        -----------    -----------
   Purchase of programming rights with common stock     $    17,500             --
                                                        -----------    -----------
   Prepaid expenses paid with common stock              $    60,000             --
                                                        -----------    -----------
   Programming rights in exchange for notes payable     $   237,000             --
                                                        -----------    -----------

     See accompanying notes to unaudited consolidated financial statements.

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004

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

Operating results for the three-month and nine-month periods ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal year ended June 30, 2004.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production and distribution, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc. ("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment, Inc. ("Eclectic") with Eclectic's wholly owned subsidiaries consisting of Retro Records, Adventures of Unit 28, L.A. Food Scene and Mini Movie Hour. All intercompany transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $768,446 during the nine month period ended March 31, 2005. It has a cash balance of $16,129 at March 31, 2005. In addition, at March 31, 2005, the Company's accumulated deficit was $5,199,303 and the Company had negative working capital of $2,324,683. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004



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

9) The Company is currently seeking new merchandise to sell through its broadcast and internet outlets.

10) The Company is continually exploring new technologies to distribute its programming.

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

A summary of the segments as of March 31, 2005 and 2004 and for the three and nine-month periods ended March 31, 2005 and 2004 is presented in the tables below:

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004




As of and for the nine months ended March 31, 2005
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Assets                  $    535,845   $    575,472   $     98,196   $  1,591,315   $ (1,884,626)  $    916,202
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Liabilities                 (782,840)      (730,466)      (562,754)      (920,549)       495,592     (2,501,017)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                         22,152         26,472          8,558             --        (24,252)        32,930
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (167,668)      (125,260)       (47,750)      (467,544)        24,252       (783,970)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                (18,745)      (179,979)        (4,800)       186,118             --        (17,406)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                        (164,261)      (278,767)       (43,992)      (281,426)            --       (768,446)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

For the quarter ended March 31, 2005
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                   $     (2,100)  $      7,500   $        335             --             --   $      5,735
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses           (30,921)       (39,603)        (5,272)       (98,643)            --       (174,439)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                    (88)       (25,000)             0         18,840             --         (6,248)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                         (33,109)       (57,103)        (4,937)       (79,803)            --       (174,952)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

As of and for the nine months ended March 31, 2004
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Assets                  $    474,832   $     19,671   $    108,847   $  1,229,679   ($ 1,442,735)  $    390,294
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Liabilities                 (488,278)       (88,416)      (419,981)      (583,882)       343,844     (1,236,713)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                        202,268             --         41,923          1,561       (218,268)        27,484
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (681,070)       (64,057)      (313,451)      (260,347)       218,268     (1,100,657)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                    614             --        (29,000)        12,377             --        (16,009)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                        (478,188)       (64,057)      (300,528)      (246,409)            --     (1,089,182)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004



For the quarter ended March 31, 2004
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                   $     68,856             --   $     (4,449)            --   $    (72,756)  $     (8,349)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (141,843)       (18,169)       (90,915)      (110,907)        72,756       (289,078)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                   (700)            --        (29,000)        22,932             --         (6,768)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                         (73,687)       (18,169)      (124,364)       (87,975)            --       (304,195)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At March 31, 2005, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

There were $45,675 of outstanding accounts receivable as of March 31, 2005. Five customers made up the entire balance. For the nine-month period ended March 31, 2005 and 2004, the two largest customers totaled approximately 80% and 100% of revenue, respectively .

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, trade payables, accrued expenses and notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004



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

Programming rights are recorded for the purchase of the right to air programming on the Company's network, which totals $130,130 at March 31, 2005. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the three and nine-month periods ended March 31, 2005, such amortization totaled $9,294 and $24,962, respectively.

Eclectic continues to produce its own programming. At March 31, 2005, Eclectic has incurred $57,775 in production costs that have been capitalized. These costs will be amortized when the programming begins airing, which is estimated to begin in the second quarter of 2005.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates, the production company, whereby each of the three entities share one third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic and the other parties recoup all of their production expenses (the special began airing in April 2005). In addition, Eclectic has sold 50% of its 1/3 interest for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. At March 31, 2005, the net production costs capitalized related to the Four Tops Television Special totaled $418,000.
In addition, the Company has one other completed project totaling $5,000 that will begin airing during spring 2006, after the project is released on DVD in fall 2005.

The film library is discussed in Note 4. This asset is being amortized over its estimated useful life of 5 years beginning in April 2004. A total of $4,025 and $11,945 of amortization expense was recognized during the three and nine-month periods ended March 31, 2005, respectively.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $5,625 and $17,055 for the three and nine-month periods ended March 31, 2005, respectively.

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

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004



SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at March 31, 2005. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on its analysis, the Company believes that no impairment of the carrying value of its long-lived assets existed at March 31, 2005. There can be no assurance, however, that market conditions will not change which could result in impairment of its long-lived assets in the future.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed three projects that can be licensed, and several additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

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

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004


Revenue from Advertising (and Paid Programming)

Advertising and paid programming revenue are recognized as the commercials/programs are aired. For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as revenue when the commercial is aired.

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three and nine-month periods ended March 31, 2005, affiliate costs totaled $2,100 and $8,079, respectively.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as no new employee options or warrants have been granted for the three-months and nine-months ended March 31, 2005. There is also no pro forma impact under SFAS No. 123 of prior warrants granted.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 8).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the three and nine months ended March 31, 2005 and 2004.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)") to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004


wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces SFAS 123 and supersedes APB 25, SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply Statement 123(R) as of the first reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of Statement 123(R) will have a significant impact on the Company's overall results of operations or financial position.

NOTE 3 - BROADCAST LICENSE

The Company has entered into a capital lease agreement for television station KSSY located in Arroyo Grande, California, which is located in central California. The lease agreement, which is for a period of three years, requires the Company to pay the lessor approximately $4,167 per month - resulting in an annual payment of $50,000. At the end of the third year, when the Company's payments total $150,000, title will be transferred to the Company for a 95% interest in the television station. The lease agreement also includes a provision that if the lessor is prohibited by the Federal Communications Commission to transfer ownership to the Company, the Company has the right to lease the television station for an additional ninety-nine years at a rate of $1 per year. The Company has the right to pay off the total balance of the lease at any time, and no penalty will be imposed.

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

In addition, in February, 2005 Omni purchased 40 program titles for $10,000, which are being amortized over a five year period.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company may become a party to litigation in the normal course of business. In the opinion of management, there are no legal matters involving the Company that would have a material adverse effect upon the Company's financial condition or results of operations.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Nevada. In connection with a certain facility lease and a transponder agreement, the Company has indemnified its lessor for certain claims arising from the use of the facilities and transponder capacity. The duration of the guarantees and indemnities varies, and in many cases is indefinite. These guarantees and

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004


indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheets.

Transponder Agreement

In February 2005, the Company entered into a lease for transponder capacity. The lease is payable in graduated monthly payments of $20,000 to $25,000 per month over a five year period. The lease commenced March 2005 and has been prepaid through June 2005.

NOTE 6 - NOTES PAYABLE

The Company has $238,000 in principal amount in loans from a related party under 5% promissory notes. The principal and interest is due and payable on demand. As of March 31, 2005, the accrued interest on these notes totaled $11,208.

The Company has a loan balance under a 10% promissory note from family members of one of the Company's officers totaling $3,500 at March 31, 2005. The note has no set maturity date, and is payable upon demand. As of December 31, 2004, the accrued interest on this note totaled $1,254.

Related party interest expense under these notes for the nine months ended March 31, 2005 was $12,462.

On January 5, 2005, the Company entered into a short-term loan agreement for $237,000 with Lee Tofanelli & Associates. The loan has no interest rate and is payable upon demand.

At March 31, 2005, the Company had a note payable balance of $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of March 31, 2005, the accrued interest on the note totaled $1,125.

On July 29, 2004, the Company entered into a loan agreement to borrow $61,875, which net of fees, resulted in net proceeds of $56,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 plus interest at prime plus 4.00% (totaling 9.75% as of March 31, 2005). As of March 31, 2005, the accrued interest on the note totaled $726.

On October 6, 2004, the Company entered into a loan agreement to borrow $53,025 which, net of fees, resulted in net proceeds of $50,374. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 6.75% as of March 31, 2005).

For the nine month period ended March 31, 2005, the interest on all non-related notes payable totaled $6,178.

NOTE 7 - STOCKHOLDERS' EQUITY

During the nine-month period ended March 31, 2005, a total of 95,000 shares of Company stock were sold at various per share amounts ranging from $0.80 to $2.50 generating cash of $146,246. A total of 10,000 shares were granted at amounts ranging from $0.80 to $2.70 per share to obtain programming rights valued at $17,500. A total of 17,649 shares at amounts ranging from $0.75 to $2.00 per share were granted in lieu of $44,140 of KSSY lease payments. A total of 28,000 shares at $2.25 to $2.50 per share were issued to employees and third parties for various services valued at $53,705. A total of 75,000 shares at $0.80 per share were issued for satellite uplink services valued at $60,000. Satellite uplink expenses are recorded to prepaid expenses and will be amortized over a three months. A total of 7,100 shares at $0.79 per share were issued for affiliate costs valued at $5,600.

NOTE 8 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three and nine months ended March 31, 2005 and 2004:

                               OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     For The Three and Nine Months Ended March 31, 2005 and March 31, 2004




                                           Three Months Ended         Nine Months Ended
                                           ------------------         -----------------
                                         March 31,      March 31,     March 31,   March 31,
                                           2005           2004          2005        2004
                                         -------        --------      ---------   ---------
Numerator for basic and diluted
  loss per common share:
     Net loss                           ($174,952)      ($304,195)    ($786,446)  ($1,089,182)

Denominator for basic and diluted
 loss per common share:
   Weighted average common
     shares outstanding                 6,000,725       5,785,360     5,940,701     5,777,173

Net loss available to
  common stockholders
  per common share                         ($0.03)         ($0.05)       ($0.13)       ($0.19)




NOTE 9 - SUBSEQUENT EVENTS

The Company borrowed $100,000 subject to a 10% annual interest rate from an independent party on April 5, 2005 that was used to pay outstanding payables related to the Four Tops Television Special. Loan repayment is due upon demand. The program began airing around the country on April 9, 2005.

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

Eclectic Entertainment, our production company, has focused its efforts on producing its first television "special," while production on several television series ("Music on Demand," "L.A. Food Scene," "The Vegas Variety Hour," "The Mini Movie Hour" and "The Adventures Of Unit 28") wait further funding. The live show entitled "From the Heart: The Four Tops 50th Anniversary" was taped at the Detroit Opera House on July 28, 2004 and initially aired on Omni in April 2005. A CD and DVD from the live show will be released on our music label, Retro Records, and distributed by Pyramid/Universal Music Distribution. During the second quarter, Eclectic sold 50% of its 1/3 interest in the Company's Four Tops television special for $500,000. The Company is also in the process of negotiating CD and DVD licensing deals with a number of foreign distributors seeking the rights to release the materials in their territories. Eclectic has acquired the rights to distribute the feature film "One Last Ride" in the United States and its territories. Distribution rights include, but are not limited to, theatrical release, premium and free television broadcasts, and DVD/Home Video sales. The target date for release into theaters is the second calendar quarter of 2005. Distribution through other outlets will be done after the theatrical release.

Plans to launch our fourth subsidiary, ASTN, have been postponed until June 2005 because it is still in the process of securing content for broadcasting. Likewise, the upgrades to our leased television station, KSSY, have been postponed until additional capital is received.

As mentioned above, revenues from operations have been limited. When Omni first began broadcasting in September 2003, management decided to delay seeking advertising dollars until the affiliate base was well established, and the programming lineup was fully in place. Funds from the impending IPO were to expedite efforts to build the affiliate base. While the IPO funds were delayed, we continued to build the affiliate base and acquire content, but at a much slower pace. Given that we are developing original content and expanding our affiliate base, we expect that revenues from broadcast operations will significantly improve beginning the fourth quarter.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2005, and the unaudited statements of operations and cash flows for the three and nine months ended March 31, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2004. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis or plan of operation and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GOING CONCERN

The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $768,446 during the nine months ended March 31, 2005. It has a cash balance of $16,129 at March 31, 2005. In addition, at March 31, 2005, the Company's accumulated deficit was $5,199,303 and the Company had negative working capital of $2,324,683. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4) The Company has hired additional sales and marketing people to secure advertising and sponsorship revenue for the programs being by aired Omni. The people recently hired have successfully sold advertising time for small and startup television networks.

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

9) The Company is currently seeking new merchandise to sell through its broadcast and internet outlets.

10) The Company is continually exploring new technologies to distribute its programming.


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

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed three projects that can be licensed, and several additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

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

Revenue from Advertising (and Paid Programming)

Advertising and paid programming revenue are recognized as the commercials/ programs are aired. For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as revenue when the commercial is aired.

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

RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $32,930 for the nine-month period ended March 31, 2005 as compared to ($9,537) for the entire 2004 fiscal year. The primary sources of revenue were from the Production and PrimeTime Broadcasting segments, which generated $26,472 and $22,152 in revenues, net of affiliate costs, for the nine-month period, respectively, as compared to $0 and $273,724 (all of which were inter-company sales) for the entire 2004 fiscal year. There were no sales generated from the corporate leased TV station during the nine-month period ended March 31, 2005 as compared to $1,561 for the entire 2004 fiscal year.

Expenses incurred during the nine-month period ended March 31, 2005 totaled $783,970 as compared to $1,450,336 for the entire 2004 fiscal year. Other income/expenses for the nine-month period ended March 31, 2005 was expense of $17,406. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2005 was $768,446 as compared to a net loss of $1,461,106 for the entire 2004 fiscal year.

Nine-Month Period Ended March 31, 2005 as Compared to March 31, 2004

Results of operations for the nine-month periods ended March 31, 2005 and 2004 are detailed in the charts below. Included are the assets, liabilities, revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the nine months ended March 31, 2005:
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Assets                  $    535,845   $    575,472   $     98,196   $  1,591,315   $ (1,884,626)  $    916,202
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Liabilities                 (782,840)      (730,466)      (562,754)      (920,549)       495,592     (2,501,017)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                         22,152         26,472          8,558             --        (24,252)        32,930
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (167,668)      (125,260)       (47,750)      (467,544)        24,252       (783,970)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                (18,745)      (179,979)        (4,800)       186,118             --        (17,406)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                        (164,261)      (278,767)       (43,992)      (281,426)            --       (768,446)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

As of and for the nine months ended March 31, 2004:
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Assets                  $    474,832   $     19,671   $    108,847   $  1,229,679   $ (1,442,735)  $    390,294
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Liabilities                 (488,278)       (88,416)      (419,981)      (583,882)       343,844     (1,236,713)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                        202,268             --         41,923          1,561       (218,268)        27,484
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (681,070)       (64,057)      (313,451)      (260,347)       218,268     (1,100,657)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                    614             --   $    (29,000)        12,377             --        (16,009)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                        (478,188)       (64,057)      (300,528)      (246,409)            --     (1,089,182)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

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

Prime Time Broadcasting (Omni)

For the nine months ended March 31, 2005, revenues, net of affiliate costs, from this segment of operations totaled $22,152, all of which represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Revenues for the same period in 2004 were $202,268 all of which was inter-company sales. Expenses were $167,668 for the nine months ended March 31, 2005 as compared to $681,070 of which $200,000 was bad debt expense for the same period in 2004. Satellite uplink expenses totaling $290,000 in 2004 were reduced to $24, 252 for the same nine month period in 2005. Among the items expensed during that period ending March 31, 2005 was $65,964 of accrued salaries. The net loss for this segment of operations was $164,261 for the nine months ended March 31, 2005 as compared to a net loss of $478,188 for the same period in 2004.

TV and Film Production (Eclectic)

Revenues generated in this segment of operations totaled $26,472 for the nine months ended March 31, 2005 as compared to $0 during the same period in 2004. The realized revenue is the result of initial CD/DVD sales in the international markets. The Company incurred $125,260 of expense during the period compared to $64,057 in 2004. The increase in expense was due to a salary and production expense increases. Expenses included $65,964 of accrued salaries, approximately $20,000 of production expense, $5,000 of sales expense and $8,000 of amortization expense. Other expenses for the nine month period ended March 31, 2005 was $179,979 compared to $0 during the same period of 2004. The entire amount represented an intercompany transfer to the parent company. The net loss for this segment was $278,767 for the nine months ended March 31, 2005 as compared to a loss of $64,057 for the period in 2004.

Infomercial-Paid Programming Broadcasting (POD)

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $8,558 for the nine months ended March 31, 2005 as compared to $41,923 for the same period in 2004. Revenues have decreased as the Company focused on revamping its POD operating model. The Company incurred $47,750 in expenses in 2005 as compared to $313,451 in 2004 which included $218,268 of satellite uplink expense during the same period in 2004. Among the items expensed during the nine month period ending March 31, 2005 was $24,252 of satellite uplink costs. Satellite uplink expense has significantly reduced as the Company was without a satellite uplink for several months in 2005. The net loss for this segment of operations during the nine months ended March 31, 2005 was $43,992 as compared to a net loss of $300,528 for the same period in 2004.

OBN Corporate

No revenues were generated from OBN corporate operations during the nine months ended March 31, 2005 as compared to $1,561 of revenue during the same period of 2004. The expenses incurred by OBN corporate were $467,544 for the nine months ended March 31, 2005 as compared with $260,347 in 2004. The increase in expenses is primarily due to increases in accrued salaries, professional fees, accrued payroll expense and KSSY operating expense. Expenses for the nine month period ending March 31, 2005 included $252,138 of accrued salary expenses, $105,770 of professional fees, and $44,967 of KSSY operational costs. Other income totaling $203,145 was recognized as intercompany transfers from subsidiaries. The transfers to OBN corporate were $18,366, $179,979 and $4,800 from Omni, Eclectic and POD, respectively. The net loss for OBN corporate was $281,426 during the period ended March 31, 2005 as compared to a net loss of $246,409 for the same period in 2004.

Three-Month Period Ended March 31, 2005 as Compared to March 31, 2004

Results of operations for the three-month periods ended March 31, 2005 and 2004 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

For the quarter ended March 31, 2005
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                   $     (2,100)  $      7,500   $        335             --             --   $      5,735
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses           (30,921)       (39,603)        (5,272)       (98,643)            --       (174,439)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                    (88)       (25,000)             0         18,840             --         (6,248)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Loss                         (33,109)       (57,103)        (4,937)       (79,803)            --       (174,952)
----------------------  ------------   ------------   ------------   ------------   ------------   ------------

For the quarter ended March 31, 2004
---------------------------------------------------------------------------------------------------------------
                                                      Infomercial-
                                                         Paid
                         Prime Time     TV & Film     Programming                   Reconciling
                        Broadcasting    Production    Broadcasting     Corporate       Items           Total
----------------------  ------------   ------------   ------------   ------------   ------------   ------------
Revenues, net
of affiliate
costs                   $     68,856             --   $     (4,449)            --   $    (72,756)  $     (8,349)
-----------------       ------------   ------------   ------------   ------------   ------------   ------------
Costs and Expenses          (141,843)       (18,169)       (90,915)      (110,907)        72,756       (289,078)
-----------------       ------------   ------------   ------------   ------------   ------------   ------------
Other Inc/Exp                   (700)            --        (29,000)        22,932             --         (6,768)
-----------------       ------------   ------------   ------------   ------------   ------------   ------------
Loss                         (73,687)       (18,169)      (124,364)       (87,975)            --       (304,195)
-----------------       ------------   ------------   ------------   ------------   ------------   ------------

 (Expenses include operating expenses and cost of sales)

Prime Time Broadcasting (Omni)

For the quarter ended March 31, 2005, no revenues were recognized as Omni has not begun to sell advertising time to outside entities. Revenues for the same period in 2004 were $68,856, all of which represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $30,921 for the quarter ended March 31, 2005 as compared to $141,843 for the same period in 2004. The decrease in expenses is due primarily to the fact that no satellite uplink expense was incurred during the quarter ended March 31, 2005. Among the items expensed during the quarter ending March 31, 2005 was $21,988 of accrued payroll costs. The net loss for this segment of operations was $33,109 for the quarter ended March 31, 2005 as compared to a net loss of $73,687 for the same period in 2004.

TV and Film Production (Eclectic)

Revenues generated in this segment of operations totaled $7,500 for the quarter ended March 31, 2005 as compared to $0 during the same period in 2004. The increase in revenue is the result of initial CD/DVD sales into international markets. The Company incurred $39,603 of expense during the period compared to $18,169 in 2004. The increase in expense is primarily due to increase production operations. Expenses included in expenses for the quarter ended March 31, 2005 was $21,988 of accrued salaries and $4,000 of sales expense. Other expense totaling $25,000 is an intercompany transfer to the parent company. The net loss for this segment was $57,103 for the quarter ended March 31, 2005 as compared to a loss of $18,169 for the period in 2004.

Infomercial-Paid Programming Broadcasting (POD)

Revenues, net of affiliate costs, generated from infomercial broadcasting totaled $335 for the quarter ended March 31, 2005 as compared to ($4,449) for the same period in 2004. The Company incurred $5,272 in expenses for the quarter ended March 31, 2005 as compared to $90,915 during the same period in 2004. The decrease in expenses was primarily due to no satellite uplink expense during the quarter ending March 31, 2005. Among the items expensed during the quarter ending March 31, 2005 was $5,000 of amortization. Other expense in 2004 totaling $29,000 is the return on investment paid to the parent company. There were no returns in 2005. The net loss for this segment of operations during the quarter ended March 31, 2005 was $4,937 as compared to a net loss of $124,364 for the same period in 2004.

OBN Corporate

No revenues were generated from OBN corporate operations during the quarter ended March 31, 2005 and $0 of revenue during the same period of 2004. The expenses incurred by OBN corporate were $98,643 for the quarter ended March 31, 2005 as compared with $110,907 in 2004. Expenses for the quarter ending March 31, 2005 included $45,879 of accrued salaries, $15,331 of professional fees, $18,253 of accrued payroll expense and $16,493 of KSSY operational costs. The net loss for OBN corporate was $79,803 during the period ended March 31, 2005 as compared to a net loss of $87,975 for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005 the Company's current liabilities of $2,446,487 exceeded current assets of $121,804 by $2,324,638. Approximately 36% of current liabilities represented accrued payroll for executives.

During the nine months ended March 31, 2005, the Company generated cash from new borrowings of $175,249 and from equity sales of $146,246, which were used to fund the Company's operating loss for the period.

The capital lease of KSSY represents our only capital expenditure commitment. It is approximately $4,167 per month for three years, after which time OBN has the option to acquire 95% ownership of the station, provided the Federal Communications Commission approves the transfer. All other expenses are variable, and we match them to the availability of funds. The station lease will be paid from funds generated from operations. Other details concerning the KSSY lease are contained in the footnotes 3 and 5 to the consolidated financial statements in this document.

The Company borrowed $100,000 subject to a 10% annual interest rate from an independent party on April 5, 2005 that was used to pay outstanding payables related to the Four Tops 50th Anniversary Special. Loan repayment is due upon demand. The program began airing around the country on April 9, 2005.

FORWARD LOOKING STATEMENTS

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.

Item 3.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 is routinely conducted.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO, as appropriated to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of internal controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. An internal control system, no mater how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple effort or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended March 31, 2005 a total of 95,000 shares of Company stock was sold at various per share amounts ranging from $0.80 to $2.50 generating cash of $146,246. A total of 10,000 shares were granted at amounts ranging from $0.80 to $2.70 per share to obtain programming rights valued at $17,500. A total of 17,649 shares at amounts ranging from $0.75 to $2.00 per share were granted in lieu of $44,140 of KSSY lease payments. A total of 28,000 shares at $2.25 to $2.50 per share were issued to employees and third parties for various services valued at $53,705. A total of 75,000 shares at $0.80 per share were issued for satellite uplink services valued at $60,000. Satellite uplink expenses are recorded to prepaid expenses and will be amortized over a three months. A total of 7,100 shares at $0.79 per share were issued for satellite uplink services valued at $5,600.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, on the basis that such transactions did not involve public offe rings of securities.

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

                                       OBN HOLDINGS, INC
                                       (Registrant)

Dated:  May 13, 2005                   By: /s/ ROGER NEAL SMITH
                                           -------------------------------------
                                           Roger Neal Smith
                                           Chief Executive Officer