Form 10KSB
period 2005-06-30
OBN HOLDINGS
filed 2005-10-13
CIK 1261204

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended June 30, 2005

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

Yes   X       No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $35,210.   Aggregate market
value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,917,712 based on a price of $0.45 as of September 13, 2005. As of September 13, 2005 the
Company had 6,483,804 shares of its $0.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____  No       X

                                TABLE OF CONTENTS

PART I

ITEM 1.   Description of Business                               1
ITEM 2.   Description of Properties                             4
ITEM 3.   Legal Proceedings                                     4
ITEM 4.   Submission of Matters to a Vote of Security Holders   4

PART II                                                         5
ITEM 5.   Market Information                                    5
ITEM 6.    Management's Discussion and Analysis of Financial
Condition and Results of Operations                             6
ITEM 7.    Financial Statements                                13
ITEM 8.    Changes and Disagreements with Accountants on
Accounting and Financial Disclosure                            27
ITEM 8A.  Disclosure Controls and Procedures                   27

PART III                                                       28
ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(A) of the Exchange Act 28
ITEM 10.  Executive Compensation                               29
ITEM 11.  Security Ownership of Certain Beneficial Owners
and Management                                                 31
ITEM 12.  Certain Relationships and Related Transactions       32
ITEM 13.  Exhibits, Lists and Reports on Form 8-K              33
ITEM 14.  Principal Accountant Fees and Services               33

PART I


ITEM 1.   Description of Business

Corporate History
-----------------

OBN Holdings, Inc. ("OBN" or the "Company") was incorporated in Nevada in 2003 as the holding company for three wholly owned operating subsidiaries: Omni Broadcasting Network, Eclectic Entertainment and Products On Demand Channel. Omni Broadcasting Network ("Omni") was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment ("Eclectic") was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel ("POD") was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired KSSY television, which is located in San Luis Obispo County, California. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005.

The three broadcast networks (Omni, POD and ASTN) share a 24/7
satellite uplink facility.   Omni Broadcasting Network officially
began airing in September 2003. Currently, Omni broadcast sixty hours of programming each week, which includes twenty-one (21) hours during prime time. Products on Demand Channel began broadcasting February 2003 and currently programming is aired eighty (80) hours per week primarily during the late night and early morning hours. ASTN broadcasts twenty-eight (28) hours of programming each week during morning and afternoon time slots.

Production operations began in July 2002 when Eclectic Entertainment was formed. Eclectic has initiated several television productions. To reduce the liability of Eclectic, separate corporations or limited liability companies are created for each project, which is a standard practice in the entertainment industry. Eclectic recently completed its production of a television "special" celebrating the 50th anniversary of the singing group The Four Tops. The television special aired on the Omni Broadcasting Network and several other networks as a syndicated program during the fiscal year ending June 30, 2005. Other television programs that are in varying stages of development include Music On Demand, Music on Demand Video, Video Music Showcase, Thirteen O'clock Theater, The Mini Movie Hour, The Vegas Variety Hour, and The L.A. Food Scene.

In December 2003 Retro Records was established to produce and
distribute music CDs and DVDs.   The worldwide distribution rights
for musical CD and DVD resulting from the production of Four Tops
Special has been licensed. Eclectic will receive royalties from the distribution of these CD and DVD beginning the fall of 2005.

On May 21, 2004 the SEC/NASD granted formal approval for public
trading by existing shareholders of OBN shares.   On June 25, 2004
OBN's initial public offering was approved by the SEC and the Company began its effort to raise the funds necessary to implement its business plan. However, in October 2004 management decided to cancel the public offering in order to protect the stock price from "shorting" activity by third parties that had driven the stock price down. As a result, management never received the funds it required
to fully implement its business plan.   Many of the originally
planned endeavors were postponed and, due to contractual commitments, the major focus during the fiscal year ending June 30,
2005 was completing the Four Tops Special.   After completion of the
Special in May 2005, the business plan was revised to refocus on broadcast operations and other projects. A secondary offering of OBN stock is planned for the winter of 2005-06 as management believes the financial condition of the Company will improve and stabilize by that time.

Employees
---------

Currently OBN Holdings, Inc. employs five full-time and two part-
time employees.   Two employees work at the  headquarters office.
Omni Broadcasting Network, Inc. employs one full-time employee and one part-time employee. Eclectic Entertainment, Inc. employs one full-time employees and one part-time employee. The Products on Demand channel employs one full-time employee.

Competition
-----------

For many years, the major television networks such as CBS, NBC and ABC have dominated the airwaves. These network giants have been providing viewers programming based on what they believe to be of interest to the majority of their viewers via full power stations that they own or pay as affiliates. However, since full power stations are located where the largest concentration of viewers reside in cities such as New York, Los Angeles and Chicago, those living in less populated areas are grossly under-served.

Over the past few years, low-power and Class A television stations have begun better serving the needs of small markets. These stations provide local sports and news programming which is not carried by television networks. Also, small business owners have the opportunity to focus on their target market for local advertising rates not only much lower than network television rates, but for rates that are very competitive with those charged by radio stations. As of September 2000, there are 2,366 low-power broadcast licenses and 1,288 commercial licenses issued by the Federal Communications Commission. However, currently there are only eight national broadcast networks - CBS, NBC, ABC, FOX, WB, UPN, PAX and OMNI - airing general-market programming. As a result, the majority of television stations have no network affiliation. The Company is aggressively expanding its affiliate base by marketing primarily to low-power and Class A television stations that currently have no affiliation.

The major problem facing owners of low-power and Class A television stations is the lack of original quality programming. This does not mean that original quality programming is not being produced; just that most of it is not being distributed. Every year, independent production companies not affiliated with television stations or networks produce hundreds of television programs and motion pictures worldwide. In the past, the major networks licensed the properties for broadcasting because they could not legally own production companies. However, because the Federal Communications Commission rescinded its regulations that barred television networks from owning production companies, all of the major networks both produce and broadcast television programs. This situation has resulted in independent producers having far fewer outlets. For various reasons, which include time slot constraints and earnings potential, independent producers do not distribute a majority of the existing products, and most individual stations are unable to obtain programming directly. This is due, in part, to the fact that many independent producers have no desire to license their product to individual low-power and Class A stations, whereas full-power
stations receive their programming from the networks.   However, the
independent producers will license their programming to a network, which reaches a larger audience. OBN is continuously evaluating programming and licensing submitted by independent production companies in an effort to provide the best programming for our
affiliates.   In addition, we have produced and continue to produce
our own original television programming.

The major problem facing independent producers is successful distribution (e.g., broadcast) of their completed projects. There are literally thousands of television and feature film production companies, all vying to have their completed projects distributed. A few production companies are owned or aligned with the major broadcast networks. The others are at the mercy of the relatively few distribution outlets available. The OBN broadcast networks serve as the coveted outlets for production products produced by our
production operations, Eclectic Entertainment, Inc.   Eclectic
productions are guaranteed a distribution outlet on its sister
companies' network.   Alternatively, Eclectic may choose to
syndicate a program and have it aired on competing networks. We have had success with both scenarios in the past year of operations. During the past year Eclectic produced the Four Tops Special which was syndicated to eighty million (80,000,000) households via numerous television stations affiliated with other major broadcast networks, including ABC, UPN, WB, CBS and Omni. Also Eclectic produced several shows that were only aired on Omni Broadcasting. During the past year we have increased our film library by over two hundred (200) titles.

In summary, although OBN has limited capital, the Company is successfully competing in the market. The primary factors that allow OBN to compete are: 1) television stations not currently affiliated with television networks are seeking network affiliation so they can increase the amount and quality of programming; 2) independent and foreign television/film producers are seeking outlets for their projects because all of the major networks have developed in-house production companies as their major source for programming; and 3) our in-house productions have a guaranteed distribution.

Intellectual Properties
-----------------------

Among the intellectual properties acquired by OBN and its subsidiaries are the following licensed intellectual properties.
We typically enter a two-year licensing agreement with unlimited airing.


Planet                        Lift                      Don't Look Back
The Three Muscatels           Boat Dreams               Jump Cut
Hollywood Heartbreak          The Cottonwood            Sacred Hearts
Secret Obsession              Birdz                     A Hollow Place
A Zen Tale                    Absolution                Clown Car
George Lucas In Love          Hate                      Hold up
House Broken                  In The Box                Manipulation
Melancholy                    More                      Ornament
Rockin' & Rollin'             Sentinelles               Seraglio
Stubble Trouble-              Sunday                    Sweet
The Beneficiary               The copy shop             The Dancing Cow
The Other Son                 The Robber                Titus The Great
A World Apart                 Dance Hall 88             Diwali
Echo                          Gunslingers               Ocha Cups For Christmas
Pickled Herring               The Birthmark             Vacation
Tenth                         The strange case of       All Good Things
                               Patient X
Fire Power                    Frame Of Mind             Special Delivery
Cinemafone                    Cheerleaders              Drive In
Four Deuces                   Gorgo                     Kansas Pacific
Lady Frankenstein             Scared to Death           Terror, The
All The Kind Strangers        The Borrowers             Death Cruise
Disappearance of Flight 412   First Spaceship of Venus  Good Against Evil
The Hanged Man                Hijack TV                 Hitler SS PartI
Hitler SS Part II             Satan's School for Girls  Woman Hunter, The
Hangmen                       Deadly Harvest            Don't Look in the
                                                         Basement
>From Hell to Victory          Swiss Conspiracy          The Teacher
Wheels of Meals               Monster From a Prehistoric   God Told Me To
Honor Thy Father              The Lady and the Highwayman  Carnival Story
Night of the Sharks           Silent Bloody Night          The Last Days of
                                                            Patton, Pt 1
The Last Days of              The Torture Chamber of
 Patton, Pt. 2                 Dr. Sadism                   Sword of Lancelot
Mr. Kingstreet's War          Murder on Flight 502


In addition to these licensed programs, we have several programs in development under the Eclectic Entertainment subsidiary. They include Music on Demand, The LA Food Scene, Adventures of Unit 28, and The Mini-Movie Hour. In addition, we have sports programming such as After the Game, US Australian Football and Destination
Adventure.   During the fiscal year ending June 30, 2005 we have
added nearly two hundred (200) additional titles to our film library.


Marketing Strategy
------------------

OBN seeks to provide quality programming suitable for family viewing from sources throughout the world. Our intent is to offer content that is not currently offered to the American public. Our goal is to entertain and enlighten our viewers with the sights, thoughts and visions of independent producers worldwide. We want expose American viewers to programming from other regions. To that end, our marketing strategies have an international flavor. Viewers can see an American interpretation of various sights offered by a country on the Travel Channel, but OBN will bring the true spirit of the country through the broadcasting of dramas, comedies and movies produced in the area.

With the funds raised from our secondary stock offering in the fall of 2005, OBN Holdings will begin an aggressive growth process that will include expansion to other countries. We will create an international business development division of the company. This division will be responsible for securing advertisers and independent producers desiring to place programming in the U.S. market. The division will also be responsible for identifying new products to be introduced into the American market, and for developing strategic relationship with foreign businesses. Initially, the division's primary focus will be in China (mainland China, Hong Kong, Taiwan and Macau), South Korea and Japan.

Television broadcasting is the foundation on which the business is built because it provides the Company with the distribution outlets for its programming, and the medium to promote its products and services. Again, there are literally thousands of television and film production companies throughout the world. All of them have one common goal - to have their productions distributed on television, in movies theaters or in video stores. The American television networks are inundated with producers and distributors
worldwide seeking to have their programs aired in the U.S.   Having
our own television networks results in OBN having a guaranteed outlet for the programming produced by its affiliates, and affords the Company the opportunity to promote its products and services inexpensively.

The Company will not be dependent on Nielsen ratings as a basis for attracting advertising dollars, but by interesting and differentiated content instead. We believe that advertisers who are continually seeking new markets see the value in placing their advertisements with our programming. However, we must get our message directly to the advertiser, in many cases bypassing the large traditional advertising agencies. Thus, we employ a direct marketing approach to advertisers.

OBN's vertically integrated flat organizational structure allows us to minimize costs and make quick decisions. Generated revenues cover the cost of operations, while outside funds are raised for
larger productions.   Our business model includes increasing the
Omni, ASTN and POD affiliate bases (i.e., number of viewers) by attracting televisions stations with our original programming, and with programming that cannot be seen elsewhere. We incorporate bartering and revenue sharing to further reduce costs and risks. Fixed costs are considered undesirable. Programming content is most often obtained via licenses with independent producers who have completed projects ready for airing. Thus, our production cost is limited to inserting commercials and "wrap-around" commentary by our
hosts.   We air "family friendly" programs, and produce programming that we believe will appeal to foreign and domestic markets. We are very cognizant of the fact that we do not need a huge audience for the Company to be profitable.


ITEM 2. Description of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123. It is a leased executive suite space
at a monthly rate of $350.    Operating office facilities consist of
3,500 square feet and are located at 4322 Wilshire Blvd., Suite 300,
Los Angeles, California.   We rent these facilities at a monthly
rate of $6,000 per month, including property taxes, insurance and maintenance. Our lease expires on October 31, 2009. In addition, we lease executive suite space for marketing purposes in New York
City at a monthly rate of $165.    We expect to renew all of our
leases at current market rates.


ITEM 3. Legal Proceedings

None



ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market Information

Our common stock is listed on the Over-The-Counter Bulletin Board
under the symbol "OBNH".   Our stock price, like that of many
entertainment companies, is highly volatile.   The stock price may
be affected by such factors as:

*       Acquiring or development of important intellectual properties
*       Announcements of distribution
*       Regulatory or legal matters
*       Broader industry and market trends
*       Financial performance

In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2005 for our common stock.

Quarter Ended                High         Low
September 30, 2004       $ 3.00        $ 1.46
December 31, 2004        $ 1.10        $ 0.52
March 31, 2005           $ 0.98        $ 0.
June 30, 2005            $ 0.80        $ 0.38


As June 30, 2005 there were approximately 200 record holders of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which equity securities of the Company are authorized for issuance.


                            (a)                 (b)                 (c)

                                                                 Number of
                                                                 securities
                                                                 remaining
Plan Category           Number of                              available for
                        securities to be                      future issuances
                        issued upon                              under equity
                        exercise of        Weighted-average      compensation
                        outstanding        exercise price of   plans (excluding
                        options, warrants    outstanding         securities
                        and rights         options, warrants    reflected in
                                            and rights          column (a))


Equity
compensation
plans approved
by security
holders                   -0-                   -0-                -0-

Equity
compensation
plans not
approved by
security
holders                   1,000,000            $4.00             600,000


Total                     1,000,000            $4.00             600,000


No common shares have been issued as result of the Company's 2003 stock option plan. The plan was developed and approved by the Board prior to the Company making its stock to available to the public.

There have been $71,008 sales of unregistered securities through June 30, 2005 that have not been previously reported.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

After meeting all SEC and NASD requirements, OBN shares were approved for trading on the OTCBB on May 21, 2004. We anticipated that Company-owned sales of OBN stock would commence during the fall of 2005 and had 1.6 million shares of stock registered and available for sale to the public, from which we expected to generate gross proceeds up to $4,000,000. Unfortunately, unforeseen market entry activities led management to cancel our initial public offering in October 2004 prior to the Company receiving anticipated proceeds.
In addition, advertising revenues have been less than forecasted due to budgetary constraints in our sales effort. As a result the Company has not had the funds to fully implement our business plan.

In lieu of proceeds from stock sales the Company has funded its limited activities by incurring additional debt and securing project-specific investors. However, it is unclear how much longer we can operate in this manner; thus management will make a secondary offering of its stock in the winter of 2005-06. Despite the lack of funding, the Company's two key operations - broadcasting and production - have grown significantly during the fiscal year ended June 30, 2005.

For broadcast operations, the Company acquired a third broadcast network - All Sports Television Network - to complement Omni Broadcasting Network and Products on Demand Channel. In April 2005 the Company negotiated a long term contract for satellite uplink services with another uplink provider that reduced costs by 23%. In July 2005 the Company installed a $100,000 in-house customized master control/playback system, which affords the Company increased flexibility in programming and advertising insertion, and has reduced cost by 84% over the contracted services previously used. Moreover, the system provides an automatic trafficking and billing system. We have added nearly 200 titles to our film library by acquiring licensing rights and completing projects that were in production. Unfortunately, we find it necessary to rebuild our affiliate television station base as we lost many affiliates when our previous uplink facility ceased operations in the fall of 2004. Once the affiliate base sufficiently re-established we will implement our advertiser sales program and begin to generate revenues. Currently we broadcast a variety of movies, sports programs, music series and comedies via the three networks which share the 24/7 uplink facility.

For production operations, the Company has completed its major production - The Four Tops 50th Anniversary Special. Unfortunately, this production commanded most of the available resources during the fiscal year ending June 30, 2005, and resulted in significant increases in debt. The Company has honored its commitment to complete this project despite the fact anticipated IPO funds never
materialized.   The program was syndicated to eighty million
(80,000,000) households via television station affiliates of ABC, CBS, UPN, WB and Omni. The show is now being marketed worldwide as a DVD/CD product. In addition, the Company completed its Music on
Demand pilot series and developed Video Music Showcase.   Both of
these programs are currently being broadcast on Omni. We are currently completing three low-budget "retro horror" feature films -
The Creep, Virus Man, and Silver Angel vs. the Death Zombies.   Three
of the completed productions received Telly awards for excellence in
production quality.   We have established good vendor relations with
several studios around the country. During the past year we have used other production facilities in Detroit, Miami, Los Angeles, Philadelphia and Las Vegas.

As mentioned above, revenues from operations and the proceeds from
stock sales have been limited.   As a result, the Company has
revised its business plan to account for the accomplishments made during the past year and for recently established industry relationships. We are hopeful to raise the funds to implement our revised business plan during the next few months.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2005, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

GOING CONCERN

         As reported in the Report of Independent Registered Public
Accountant on our June 30, 2005 consolidated financial statements, the Company has incurred losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concer

We have not generated significant revenues from operations and have no assurance of any future revenues. We incurred a net loss of $1,296,092 during the year ended June 30, 2005. We have a cash balance of $1,933 at June 30, 2005. In addition, at June 30, 2005 our accumulated deficit was $5,726,949 and we had negative working capital of $2,652,020. We recognize that we must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through a secondary public offering of its stock, other equity financing
sources and/or the extension of existing debt.   However, no
assurance can be given that additional capital will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. We anticipate raising gross proceeds of at least $3,000,000 from our public offering in the winter of 2005-06 so we can expand our affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1)We are increasing our focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ending June 30, 2005 we were unable to give this area of
business sufficient attention.   The Company is aggressively
developing new television programs for the Omni Broadcasting Network. We are continually meeting with independent television producers who have approached us with ideas for shows that they would like to have aired on the network. We expect the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2)We will continue to syndicate programs we produce whenever possible, given the success with the Four Tops. We now have a syndicator under contract. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. We are continually developing new ideas for television programs for airing on the Omni Broadcasting Network, as well as licensing the programs to other networks. Additionally, we are currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3)We have refocused programming from infomercials to music series with inserted short-form advertising for Products on Demand because we have concluded these formats are more profitable and predictable. In addition, we will continue marketing the airtime available on the Products On Demand Channel to independent television program distributors and small television networks. Infomercials will no longer be the primary programming for Products on Demand.

4)We are expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. We will continue our efforts to establish sales offices in Asian, Africa and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this policy. The Company has engaged the services of an independent adverting sales company with established relations with small and medium-sized advertising agencies.

5)We have adopted a revised mission statement with supporting measurable objectives that will be monitored throughout the year. This ensures that we remain focused regardless of funding issues. Moreover, we are in the process of developing our
Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure our operations are in compliance with regulatory requirements.

6)The Company is taking steps to increase the awareness of its subsidiaries. Press releases related to our broadcast and production operations are being distributed to the media, and have been published nationally. We have used, and will continue to use, the services of professional publicists on a project-by-project basis.

7)We will continue to minimize expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, we have adopted the policy to never finance major productions on our own. Instead we will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.


Liquidity and Capital Resources

As of June 30, 2005 the Company's current liabilities of $2,673,053 exceed current assets of $21,033 by $2,652,020. Approximately 39% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the secondary stock offering provides the needed funding.

The Company has two capital lease expenditure commitments. There is a capital lease of KSSY, television station located in California.. It is approximately $4,167 per month for three years, after which time OBN has the option to acquire 95% ownership in the station, provided the Federal Communications Commission approves the transfer. Subsequent to June 30, 2005, the Company entered into a capital lease for broadcast master control and play back equipmentfor $1,841 per month for three years, after which time OBN has th option to purchase the equipment for one dollar.

All other expenses are variable, and we match them to the availability of funds. The station and broadcast equipment leases will be paid from funds generated from operations. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 3 and 5 to the consolidated financial statements in this document.

Should the Company receive little or no funding from our secondary public offering or other funding initiatives, we will continue to function utilizing the revenues generated by Omni, Eclectic, ASTN and POD. Each entity is addressed below:

Omni Broadcasting Network

Initially we believed that the lack of funding would result in Omni not being able to license sufficient programming to broadcast
thirty-two hours per week as desired.   Fortunately, we were able to
increase Omni's broadcast hours from less than thirty-two hours to over sixty hours per week during the year ending June 30, 2005. However, the lack of funding has and continues to negatively affect the revenue and affiliate growth. Omni has not been able to attract the amount of advertising and sponsorship revenue projected in its business plan because we have not been able to subscribe to the Nielsen reporting services or sustain expenses associated with sales activities. In addition, our goal to develop an affiliate base to cover 70% of the US households has not been realized because we lack the funds to maintain the affiliates. This will also affect the amount that the network will be able to charge for advertising and sponsorships. Without the funding we will continue to explore innovative approaches to generate revenues.

Eclectic Entertainment

Unfortunately, during the fiscal year ending June 30, 2005, most of available funds were devoted to completing a major production to which the Company had committed when it believed funds from the initial public offering were eminent. This was a tremendous strain on the Company's limited resources. However, the commitment has been fulfilled and the Company is now refocusing its efforts to implementing it business plan. Without outside funding within the next six months, Eclectic will not be able to complete production projects currently underway. As a result the Company will not realize revenues from licensing agreements, syndication agreements or advertising from broadcasts. Additionally, the lack of funding will result in the Company not wholly owning some of its productions, which reduces the overall earning potential. This lack of funding will have minimal impact on feature film production activities because Eclectic has always planned to seek separate
funding for producing feature films.   Finally, the planned musical
projects under Retro Records, an Eclectic subsidiary, will have to be postponed even further.

All Sports Television Network

The launch of ASTN was postponed several times during the fiscal year ending June 30, 2005 because the Company lacked sufficient funds to implement planned activities. Instead, the network remained a part of Products on Demand. The lack of funds prevented the Company from acquiring sufficient sports-related programming and establishing the advertiser relationships in accordance with the originally planned schedule. ASTN was finally launched in July 2005 and currently broadcasts twenty-eight (28) hours of programming per
week.   Without the anticipated funds from our secondary offering or other sources, ASTN will struggle to attain sufficient programming. We will continue to seek bartering arrangements where in lieu of paid licensing fees, the program producer is granted a number of advertising spots in the program.

Products On Demand Channel

The absence of funding has resulted in POD not being able to purchase airtime on as many affiliate stations as originally planned which, in effect, significantly reduced the number of households
that the network's broadcast reached.   As a result the Company has
been unable to generate significant revenues. Therefore, the Company has changed its mode of operations. POD no longer seeks to broadcast infomercials. Instead programming for POD consists of music series and other entertainment programming containing paid
advertising spots    Thus, no out of pocket expenses to maintain an
affiliate base is required. However, without the anticipated funding POD will struggle to acquire programming content and cover its selling expenses. Currently POD broadcasts sixty hours each week.


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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results.

Intangible Assets. We have adopted SFAS No. 142, Goodwill and Other Tangible Assets. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

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

Deferred Taxes. We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. Based on these estimates, all of our deferred tax assets have been reserved. If actual results differ favorably from those estimates used, we may be able to realize all or part of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.

Results of Operations

The figures as of and for the year ended June 30, 2005 are shown in the chart below:



----------------------------------------------------------------------------------------------------------------
                      Prime Time      TV and Film     Music Series Paid  Corporate     Reconciling         Total
                     Broadcasting     Production          Programming                    Items
                                                          Broadcasting
----------------------------------------------------------------------------------------------------------------
Assets                  $493,874       $450,526         $ 66,438     $1,529,190       ($1,894,008)     $  646,020
----------------------------------------------------------------------------------------------------------------
Liabilities            ($819,440)     ($771,420)       ($562,754)   ($1,022,155)       $  495,592     ($2,680,177)
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $ 85,911       $ 26,526         $  8,633    ($   61,608)      ($   24,252)    $   35,210
affiliate cost
----------------------------------------------------------------------------------------------------------------
Costs and Expenses      $309,651      $291,214         $ 60,964     $  665,041       ($   24,252)    $1,302,618
----------------------------------------------------------------------------------------------------------------
Other Inc/Exp         $ 22,092       $179,979         $ 29,800    ($  203,187)       $        -      $   28,684
----------------------------------------------------------------------------------------------------------------
Net Loss               ($245,832)     ($444,667)       ($ 82,131)   ($  523,462)       $        -     ($1,296,092)
----------------------------------------------------------------------------------------------------------------


For year ended June 30, 2004:



----------------------------------------------------------------------------------------------------------------
                      Prime Time      TV and Film      Infomercial-Paid  Corporate     Reconciling         Total
                     Broadcasting     Production          Programming                    Items
                                                          Broadcasting
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $273,724       $      0         $  6,203     $    1,560       ($  291,024)    ($    9,537)
affiliate cost
----------------------------------------------------------------------------------------------------------------
Costs and Expenses      $863,938       $ 97,777         $399,670     $  358,712       ($  291,024)     $1,429,073
----------------------------------------------------------------------------------------------------------------
Other Inc/Exp          ($    440)      $      0         $ 38,100    ($   15,164)       $        -      $   22,496
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($589,774)     ($ 97,777)       ($431,567)   ($  341,988)       $        -     ($1,461,106)
----------------------------------------------------------------------------------------------------------------



*Expenses include operating expenses and cost of sales.

Total revenues, net of affiliate costs, for the Company were $35,210 for the fiscal year ended June 30, 2005 as compared to ($9,537) for 2004 fiscal year. The primary source of revenue was the Prime Time Broadcasting segment, which generated $85,911 in revenues, net of affiliate costs, for the fiscal year as compared to $273,724 for 2004 fiscal year which included $291,024 of intercompany sales.
The increase in Company revenues resulted from attracting of additional advertisers.

Expenses incurred during the year ended June 30, 2005 totaled $1,302,618 as compared to $1,429,073 for the 2004 fiscal year.
Other income/expenses for the fiscal year ended June 30, 2005 was a loss of $28,684. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2005 was $1,296,092 as compared to a net loss of $1,461,106 for the 2004 fiscal year.

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

Prime Time Broadcasting (Omni)

Revenues, net of affiliate costs, from this segment of operations totaled $85,911 in fiscal 2005 compared to $273,724 in fiscal 2004, of which $24,252 represented inter-company charges where Omni invoiced POD for use of the satellite uplink. Expenses were $309,651 for the year ended June 30, 2005, as compared to $863,938 for fiscal 2004. Among the items expensed during 2005 were $122,810 of accrued payroll costs, $35,900 of satellite uplink costs, and

$62,804 of general and administrative expenses. For 2004, accrued payroll, satellite uplink costs and administrative expenses were $123,855, $444,300 and $95,783, respectively. Satellite expenses were significantly reduced because the Company was without a satellite uplink for ten months during the 2005 fiscal year.
General and adminstrative expenses were lower because of one employee position was terminated during the 2005 fiscal year. The 2005 net loss for this segment of operations was $245,832, as compared to $589,774 for 2004.

TV & Film Production (Eclectic)

Revenue generated in this segment of operations during the year ending June 30, 2005 totaled $26,526 as compared to $0 revenue for the year ended June 30, 2004. The increase in revenues resulted from the licensing of recently completed production projects. The Company incurred $291,214 of expense during 2005, as compared to $97,777 during fiscal 2004. The 2005 expenses included $111,730 of impairment expense, $122,810 of accrued payroll expenses and $54,102 of general and administrative expenses, as compared to $0, $88,505 and $9,272, respectively in 2004. Based on estimated future cash flows for certain programming rights, the Company recorded impairment expense of $111,730 for fiscal 2005. Payroll expenses increased as a result of the executive salary increases. General and administrative expenses increased as a result of support services for completing production projects. The 2005 net loss for this segment of operations was $444,667, as compared to $97,777

Music Series Paid - Programming Broadcasting (POD)

Revenues from Music Series - Programming Broadcasting totaled $8,633, net of $24,252 of affiliate costs, during fiscal 2005 compared to $6,203 for the year ended June 30, 2004. Expenses totaled $60,964 for the year ended June 30, 2005, as compared to $399,670 for fiscal 2004. Among the items expensed during 2005 were $24,252 of satellite uplink costs and $36,713 of general and
administrative expenses.   Expenses for satellite uplink and general
and administrative during 2004 were $291,024 and $ 40,307, respectively. Satellite expenses decreased substantially because the Company did not have satellite uplink services for ten months during the 2005 fiscal year. The 2005 net loss for this segment of operations was $82,131, as compared to $431,567 for 2004.

OBN Corporate

OBN corporate generated revenues of ($61,608) during the year ended June 30, 2005, and $1,560 for the year ended June 30, 2004. The expenses incurred by OBN corporate were $665,041 for the year ended June 30, 2005, as compared to $358,712 for fiscal 2004. The 2005 amount included $315,997 of accrued payroll expenses and $316,713 of other general and administrative expenses as compared to $258,675 and $100,039 in 2004. The 2005 net loss for the corporate office was $523,462, as compared to $341,988 for 2004.


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

ITEM 7.  Financial Statements

Report of Independent Registered Public Accounting Firm      F-1

Balance Sheet as of June 30, 2005                            F-2

Statements of Operations for the years ended June 30,
2005 and 2004                                                F-3

Statements of Stockholders' Equity (Deficit) for the
years ended June 30, 2005 and 2004                           F-4

Statements of Cash Flows for the years ended June 30,
2005 and 2004                                                F-5

Notes to Financial Statements                                F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of OBN Holdings, Inc. (a California corporation) and subsidiaries (the "Company") as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited cash resources, has a working capital deficit and has an accumulated deficit of $5,726,649 as of June 30, 2005. These conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 1 to the financial statements, the Company's ultimate attainment of profitable operations is dependent on future events, including obtaining adequate financing to complete development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans regarding these matters also are described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



CORBIN & COMPANY, LLP


Irvine, California
August 23, 2005

                               OBN Holdings, Inc.
                           CONSOLIDATED BALANCE SHEET

                                                                    June 30,
                                                                      2005
                                                                  ------------

ASSETS

Current assets:
      Cash and cash equivalents                                   $      1,933
      Accounts receivable, net of allowance                             18,299
         for doubtful accounts of                                      $214,50
      Other receivables                                                    801
                                                                  ------------

           Total current assets                                         21,033
                                                                  ------------

Fixed assets, net of accumulated depreciation of $1,151                  1,349
Broadcast license                                                      130,000
Programming rights, net of accumulated amortization of $76,489         418,916
Film library, net of accumulated amortization of $22,700                60,400
Website development costs, net of accumulated amortization
   of $60,185                                                           14,322
                                                                  ------------

            Total assets                                          $    646,020
                                                                  ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable                                            $    746,584
      Accrued payroll and related                                    1,019,568
      Deferred revenue                                                  38,175
      Current portion of capital lease obligation                       47,406
      Programming rights payable                                        90,030
      Notes and accrued interest payable                               359,765
      Notes and accrued interest payable to related parties            371,525
                                                                  ------------
           Total current liabilities                                 2,673,053



Capital lease obligation, net of current portion                         7,124
                                                                  ------------

            Total liabilities                                        2,680,177
                                                                  ------------

Commitments and contingencies

Stockholders' deficit:
      Undesignated preferred stock, $.001 par value; 20,000,000
        shares authorized; no shares issued and outstanding                 --
      Common stock; $.001 par value; 50,000,000 shares
        authorized; 6,167,804 shares issued
        and outstanding                                                  6,168
      Additional paid-in capital                                     3,686,624
      Accumulated deficit                                           (5,726,949)
                                                                  ------------

            Total stockholders' deficit                             (2,034,157)
                                                                  ------------


                                                                  $    646,020
                                                                  ============

See accompanying notes to consolidated financial statements.

                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED
                                                             June 30,
                                                   ----------------------------
                                                       2005            2004
                                                   ------------    ------------

Revenue, net of affiliate costs                     $    35,210    ($    9,537)

Cost of sales                                            51,634        468,701
                                                   ------------    ------------

   Gross (loss)                                         (16,424)      (478,238)

Operating expenses
 General and administrative                           1,250,984        959,498
                                                   ------------    ------------

Loss from operations                                 (1,267,408)    (1,437,736)
                                                   ------------    ------------



Other income (expense)

   Other income                                           1,234            522
   Interest expense                                     (26,658)       (22,137)
                                                   ------------    ------------

      Total other expense, net                          (25,424)       (21,615)
                                                   ------------    ------------

Loss before income taxes                             (1,292,832)    (1,459,351)

Income taxes                                              3,260          1,755
                                                   ------------    ------------

     Net loss                                      ($1,296,092)   ($ 1,461,106)
                                                   ============    ============


Net loss available to common
   shareholders per common share:

   Basic and diluted net loss per
   common share                                    ($     0.22)   ($      0.25)
                                                   ============    ============


   Basic and diluted weighted
   average shares outstanding                         6,006,813      5,784,035
                                                   ============    ============

See accompanying notes to consolidated financial statements.

OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Equity (Deficit)
For the years ended June 30, 2005 and 2004

                                 Undesignated
                               Preferred Stock           Common Stock         Additional   Prepaid                        Total
                            ----------------------  ----------------------     Paid-in    Consulting    Accumulated    Stockholders'
                              Shares      Amount      Shares      Amount       Capital     Expenses       Deficit         Equity
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------

Balance, July 1, 2003               --          --   5,730,310       5,730    3,096,685  (    56,339)  (  2,969,751)        76,325

Stock issued for cash               --          --      65,050          65      130,035           --             --        130,100

Stock issued for services           --          --       1,000           1        1,999           --             --          2,000

Stock issued for conversion
 of notes payable                   --          --      26,392          26       52,758           --             --         52,784

Amortization of prepaid
 consulting expenses                --          --          --          --           --       56,339             --         56,339

Net Loss                            --          --          --          --           --           --     (1,461,106)    (1,461,106)
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------

Balance, June 30, 2004              --   $      --   5,822,752  $    5,822   $ 3,281,477  $       --   ($ 4,430,857)  ($ 1,143,560)

Stock issued for cash               --          --      95,000          95      147,102           --             --        147,197

Stock issued for program rights     --          --       5,000           5       13,495           --             --         13,500

Stock issued for services           --          --     146,000         147      177,443           --             --        177,590

Stock issued for affiliate
 and syndiaction expense            --          --      99,052          99       67,109           --             --         67,208

Net Loss                            --          --          --          --           --           --     (1,296,092)    (1,296,092)
                            ----------  ----------  ----------  ----------   -----------  -----------   ------------   ------------

Balance, June 30, 2005              --   $      --   6,167,804  $    6,168   $ 3,686,624  $       --   ($ 5,726,949)  ($ 2,034,157)

                            ==========  ==========  ==========  ==========   ===========  ===========   ============   ============


See accompanying notes to consolidated financial statements.

                               OBN Holdings, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          FOR THE YEARS ENDED
                                                                               June 30,
                                                                      ----------------------------
                                                                          2005            2004
                                                                      ------------    ------------
Cash flows from operating activities
   Net loss                                                           ($1,296,092)    ($ 1,461,106)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       79,737          147,269
       Bad debt provision                                                      --          200,000
       Impairment expense                                                 111,730               --
       Shares issued for services                                         244,798            2,000
       Changes in operating assets and liabilities:
           Accounts receivable, net                                       (19,100)         (71,700)
           Programming rights                                            (102,605)              --
           Deposits                                                        36,230             (170)
           Accounts payable and accrued expenses                          529,945          874,808
           Payments on programming rights                                  10,000          (23,850)
                                                                      ------------    -------------

                Net cash used in operating activities                    (405,357)        (332,749)
                                                                      ------------    -------------

Cash flows from investing activities:
   Purchase of fixed assets                                                    --           (2,500)
   Purchase of film library                                                (3,900)            (600)
                                                                      ------------    -------------

                Net cash used in investing activities                      (3,900)          (3,100)
                                                                      ------------    -------------

Cash flows from financing activities
   Proceeds from notes payable, net of issuance costs                     214,900           70,000
   Proceeds from notes payable to related parties                          72,500          170,000
   Repayments on notes payable                                            (15,000)              --
   Repayments on notes payable to related parties                          (3,500)              --
   Principal payments under capital lease obligations                      (8,400)         (59,553)
   Proceeds from issuance of common stock                                 147,197          130,100
                                                                      ------------    -------------

                Net cash provided by financing activities                 407,697          310,547
                                                                      ------------    -------------

Net change in cash and cash equivalents                                    (1,560)         (25,305)

Cash, and cash equivalents beginning of period                              3,493           28,795
                                                                      ------------    -------------

Cash, and cash equivalents end of period                              $     1,933     $      3,493
                                                                      ============    =============

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
        Interest                                                      $     6,800     $      6,953
                                                                      ============    =============
        Income taxes                                                           --     $      1,755
                                                                      ============    =============

Supplemental disclosure of noncash investing and
 Financing activities:
   Purchase of property/equipment under capital lease                           --    $    130,000
                                                                      ============    =============
   Programming rights in exchange for programming rights payable      $    176,000    $    103,880
                                                                      ============    =============
   Accounts receivables converted to film library                     $         --    $     78,600
                                                                      ============    =============
   Payments of accounts payable and capital lease obligation
    with common stock                                                 $     48,739              --
                                                                      ============    =============
   Related party and third party notes converted to common stock                --    $     52,784
                                                                      ============    =============
   Purchase of programming rights with common sotck                   $     13,500              --
                                                                      ============    =============
   Payment of note payable plus accrued interest for another
    note payable                                                      $    100,000              --
                                                                      ============    =============
   Programming rights in exchange for notes payable                   $    237,000              --
                                                                      ============    =============


See accompanying notes to consolidated financial statements.

                              OBN Holdings, Inc.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2005


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

Nature of Operations and Principles of Consolidation

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc. ("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment, Inc. ("Eclectic") (with its wholly owned subsidiaries consisting of Adventures of Unit 28, L.A. Food Scene and Mini Movie Hour). All inter-company transactions and balances have been eliminated in consolidation.

Principles of Consolidation

The consolidated financial statements include the accounts of OBN
Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred net losses of $1,296,092 and $1,461,106 during the years ended June 30, 2005 and 2004, respectively. It has a cash
balance of $1,933 at June 30, 2005.   In addition, at June 30, 2005,
the Company's accumulated deficit was $5,726,949 and the Company had negative working capital of $2,652,020. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

Management recognizes that the Company must obtain additional capital for the eventual achievement of sustained profitable operations. Management's plans include obtaining additional capital through a secondary public offering, other equity financing sources and the extension of existing debt. However, no assurance can be given that additional capital, if needed, will be available when required or upon terms acceptable to the Company or that the Company will be successful in its efforts to negotiate the extension of its existing debt. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In order to continue as a going concern, management has begun taking the following steps:

1)Management is frequently increasing the Company's focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ending June 30, 2005 the Company was unable to give this area of business sufficient attention. The Company is aggressively developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television st

2)Management is frequently syndicating programs the Company produces whenever possible, given the success with the Four Tops. The Company now has a syndicator under contract. The Company is identifying an creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the Omni Broadcasting Network, as well as licensing the programs to other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Euro

3)Management is refocusing programming from infomercials to music series with inserted short-form advertising for Products on Demand since these formats are more profitable and predictable. In addition, the Company will continue marketing the airtime available on the Products On Demand Channel to independent television program distributors and small television networks. Infomercials will no longer be the primary programming for Products on Dem

4)Management is expanding its sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue its efforts to establish sales offices in Asian, Africa, and other international markets.
The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this policy.
The Company has engaged the services of an independent adverting sales company with established relations with small and medium-sized advertising agencies.

5)Management is adopting a revised mission statement with supporting measurable objectives that will be monitored throughout the year.
This ensures that the Company remains focused regardless of funding issues. Moreover, the Company is in the process of developing its Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure the Company's operations are in compliance with regulatory requirements.

6)Management is increasing the awareness of its subsidiaries. Press releases related to the Company's broadcast and production operations are being distributed to the media, and have been published nationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project ba

7)Management is minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on its own. Instead the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects


Segment Information Reporting

Management measures the Company's performance in three distinct segments: (1) Prime Time Broadcasting, which will be measured by the number of consumer households reached (coverage) and program ratings, and the types of advertisers attracted by such coverage and ratings;
(2) TV and Film Production, which requires creative talent and has a longer lead time to determine success; and (3) Music Series-Paid Programming Broadcasting, which is measured based on traditional selling techniques and metrics.

A summary of the segments as of June 30, 2005 and for the years ended June 30, 2005 and 2004 is presented in the table below:


As of and for the year ended June 30, 2005:




----------------------------------------------------------------------------------------------------------------
                      Prime Time      TV and Film     Music Series Paid  Corporate     Reconciling         Total
                     Broadcasting     Production          Programming                    Items
                                                          Broadcasting
----------------------------------------------------------------------------------------------------------------
Assets                  $493,874       $450,526         $ 66,438     $1,529,190       ($1,894,008)     $  646,020
----------------------------------------------------------------------------------------------------------------
Liabilities            ($819,440)     ($771,420)       ($562,754)   ($1,022,155)       $  495,592     ($2,680,177)
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $ 85,911       $ 26,526         $  8,633    ($   61,608)      ($   24,252)    ($   35,210)
affiliate cost
----------------------------------------------------------------------------------------------------------------
Costs and Expenses      $309,651       $291,214         $ 60,964     $  665,041       ($   24,252)     $1,302,618
----------------------------------------------------------------------------------------------------------------
Other Inc/Exp         $ 22,092       $179,979         $ 29,800    ($  203,187)        $        -      $   28,684
----------------------------------------------------------------------------------------------------------------
Net Loss               ($245,832)     ($444,667)       ($ 82,131)   ($  523,462)       $        -     ($1,296,092)
----------------------------------------------------------------------------------------------------------------

For the year ended June 30, 2004:



----------------------------------------------------------------------------------------------------------------
                      Prime Time      TV and Film      Infomercial-Paid  Corporate     Reconciling         Total
                     Broadcasting     Production          Programming                    Items
                                                          Broadcasting
----------------------------------------------------------------------------------------------------------------
Revenues, net of        $273,724       $      0         $  6,203     $    1,560       ($  291,024)    ($    9,537)
affiliate cost
----------------------------------------------------------------------------------------------------------------
Costs and Expenses      $863,938       $ 97,777         $399,670     $  358,712       ($  291,024)     $1,429,073
----------------------------------------------------------------------------------------------------------------
Other Inc/Exp          ($    440)      $      0         $ 38,100    ($   15,164)       $        -      $   22,496
----------------------------------------------------------------------------------------------------------------
Net Income (Loss)      ($589,774)     ($ 97,777)       ($431,567)   ($  341,988)       $        -     ($1,461,106)
----------------------------------------------------------------------------------------------------------------


(Expenses include operating expenses and cost of sales)


Reconciling items consist of inter-company balances. The revenue and expense reconciling items primarily represent billings from the Prime Time Broadcasting segment to the Music Series Paid - Programming Broadcasting segment for use of the satellite uplink. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of inter-company receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2005, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

For the years ended June 30, 2005 and 2004, sales to the two largest customers totaled approximately 61% and 60% of revenue, respectively.

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued expenses and third-party notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

Furniture and fixtures 5 years
Machinery and equipment 3-5 years
Leasehold improvements Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2005, the Company's fixed assets consist primarily of office furniture and equipment contributed by a founder at the Company's formation.

Other Long-Lived Assets

The broadcasting license is discussed in Note 2. This asset is an intangible with an indefinite life.

Programming rights are recorded for the purchase of the right to air programming on the Company's network totaling $130,130. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming. For the year ended June 30, 2005 and 2004, such amortization totaled $39,746, as compared to $36,743, respect

Eclectic continues to produce its own programming. At June 30, 2005 such costs totaled $59,005. An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates, the (production company), whereby each of the three entities share one third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in its "From The Heart: The Four Tops 50th Anniversary and Celebration" production for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic's capitalized programming cost related to this program totaled $300,000 as of June 30, 2005 after considering the impairment

The film library is discussed in Note 3. This asset is being amortized over its estimated useful life of 10 years from April 2004. Amortization expense recorded during the fiscal year ending June 30, 2005 totaled $16,100.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $22,740 and $21,738 for the years ended June 30, 2005 and 2004, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually in the quarter ended June 30. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at June 30, 2005. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of certain programming rights assets, the Company wrote down the value to the present value of the estimated future cash flows totaling $300,000. Management believes that the impairment loss of $111,730 is adequate. There can be no assurance, however, that market conditions will not change or demand for the Company's products and services will continue which could result in additional impairment of its long-lived assets in the

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

During the year ending June 30, 2005 the Company completed its Four Tops Television Special project, which was syndicated to several television station affiliates of other networks. Revenues from syndication are held in the syndicator's escrow account until the contract expires in September 2005, at which time the amount will be known and recognized. The Company has several other projects in process. As projects are completed, the Company has the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

Other than syndication, which is typically a percent participation agreement, a licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. The Company does not recognize revenue for projects that are not completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production product is completed and in accordance with the product availability dates in a signed agreement.

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

Bartering with Affiliate Stations and Third Parties

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to an affiliate station. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the year ended June 30, 2005 and 2004, affiliate costs totaled $70,687 and $169,166, respective

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total value of services to be provided under the contract was $100,000. As of June 30, 2005 the Company had recorded advertising revenue and expenses of $42,000 related to this agreement, based on the number of aired advertisements.

Accounting for Filmed Entertainment and Television Programming Costs

In accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, filmed entertainment costs will include capitalizable production costs, overhead and interest costs expected to benefit future periods. These costs, as well as participations and talent residuals, will be recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing and development costs under term deals will be expensed as incurred.

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

Advertising Costs

Advertising costs are expensed as incurred. In 2005, the Company's advertising costs were approximately $42,000, while in 2004 the costs were insignifican


Stock-Based Compensation

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

The Company has a stock-based employee compensation plan which is described more fully in Note 8. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as all employee warrants granted in the year ended June 30, 2003 had no intrinsic value, and no new employee options or warrants were granted for the years ended June 30, 2005 and 2004. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see Note 5). The Company is a subchapter "C" corporation and files a consolidated federal income tax return.
The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the years ended June 30, 2005 and 2004.

Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment, and amendment of FASB Statements Nos. 123 and 95," ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the company currently uses and generally would require that such transactions be accounted for using a fair-value- based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for annual periods beginning after December 15, 2005. The Company has determined that the adoption of SFAS No. 123R will result in the Company having to recognize additional c pense related to the options or warrants granted to employees, and will have an impact on the Company's net earnings in the future. This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan. In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial p s of operations and cash flows. In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit- sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change rinciple. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows. In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share- Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on our consolidated financia

NOTE 2 - BROADCAST LICENSE

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

NOTE 3 - FILM LIBRARY

In January 2004, the Company acquired the name and film library of All Sports Television Network ("ASTN") in exchange for ASTN's outstanding payable to the Company of $79,200. The Company began amortizing this library over its estimated useful life of 10 years in April 2004.

In February 2005, the Company purchased 200 film titles from Crawford Communications. The Company recorded a $3,900 increase in film library and a corresponding increase in programming rights payable.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its office facilities and satellite uplink services under non-cancelable operating leases. In addition, the Company is the lessee of a broadcasting license under a capital lease obligation (see Note 2) that expires in July 2006, with an effective interest rate of 9.5% per annum. The terms of the leases provide for monthly payments ranging between $165 and $25,000 through March 2010.

As of June 30, 2005, the minimum rental commitments required under existing non-cancelable operating leases and capital leases are as follows:

Years
Ending
June 30,                Operating Leases     Capital Leases
                        ----------------     --------------
    2006                348,000               50,400
    2007                377,000                7,200
    2008                379,000                  ---
    2009                381,000                  ---
    2010                252,000
                     ----------           ----------
                $     1,737,000               57,600
                     ==========
Less amount representing
  interest                                    (3,070)
                                            ---------
                                              54,530
Less current portion                         (47,406)
                                            ---------
                                            $  7,124
                                           ==========

Capital Lease payments are $13,720 in arrears, which is included in accounts payable. Operating lease payments are $18,593 in arrears, which are included in accounts payable. The Company recognized total expenses of approximately $144,000 and $470,000 under these commitments during fiscal 2005 and 2004, respectively. Commitments related to the obsolete operating lease for satellite uplink equipment are not included in the 2005 figure as the satellite provider has gone out of business and the equipment has not been available to the Company for over a year.
Revenue Sharing Agreement
On March 15, 2005 the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of June 30, 2005, no revenues had been realized from this agreement.

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


NOTE 5 - INCOME TAXES

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30, 2005 and 2004:


                                              2005                2004
Tax benefit at statutory rates          $   (441,000)        $   (496,000)
Difference resulting from:
        State taxes                          (78,000)             (85,000)
        Changes in valuation allowance       522,260              582,755
                                        -------------        -------------
                                        $      3,260         $      1,755
                                        =============        =============


The valuation allowance increased by $522,260 and $582,755 during the years ended June 30, 2005 and 2004, respectively. No current provision for income taxes, other than California minimum taxes, is required for the years ended June 30, 2005 and 2004 since the Company incurred taxable losses during both years.

Net deferred income taxes are as follows as of June 30, 2005:

Deferred tax liabilities                           $       -

Deferred tax assets:
        Net operating losses                         2,209,260
        Reserves and accruals                           80,755
                                                   ------------

                Total deferred tax assets            2,290,015

        Less valuation allowance                    (2,290,015)
                                                   ------------
                                                   $       ---
                                                   ============

The Company has approximately $6,700,000 in Federal and California State net operating loss carryforwards as of June 30, 2005, which, if not utilized, expire through 2026 and 2013, respectively.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2005.


NOTE 6 - NOTES PAYABLE

The Company has $238,000 in loans from a related party under 5% promissory notes. The principal and interest is due and payable on demand. As of June 30, 2005, the accrued interest on these notes totaled $14,183

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at June 30, 2005. The note has no set maturity date, and is payable upon demand. As of June 30, 2005, the accrued interest on this note totaled $1,342.

On June 23, 2005 the Company entered into a short term loan agreement with one of its executives for $4,500. The loan has no interest rate and is payable upon demand.

On June 8, 2005 the Company borrowed $110,000 from a related party under a 5% promissory note. The principal and interest is due and payable on demand. As of June 30, 2005, no accrued interest on this note was recorded.
Related party interest expense under these notes for the years ended June 30, 2005 and 2004 was $10,359 and $4,493, respectively.

On January 5, 2005, the Company entered into a short term loan agreement for $237,000 with a production associate. The loan has no interest rate and is payable upon demand.

At June 30, 2005 the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of June 30, 2005, the accrued interest on the note totaled $1,250.

On July 29, 2004 the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 10.25% as of June 30, 2005). As of June 30, 2005, the interest accrued on the note totaled $1,615

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 7.25% as of June 30, 2005).

For the year ended June 30, 2005 and 2004, the interest expense on all non-related notes payable totaled $16,299 and $0, respectively


NOTE 7 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2005, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock

During the year ended June 30, 2005, a total of 95,000 shares of Company stock were sold at various per share amounts ranging from $0.80 to $2.50 generating cash of $147,197. A total of 5,000 shares were granted at $2.70 per share (based on the closing price on the respective grant dates) to obtain programming rights valued at $13,500. A total of 21,000 shares at amounts ranging from $0.50 to $2.60 per share (based on the closing price on the respective grant dates) were granted in lieu of $30,640 of KSSY lease payments. A total of 45,000 shares at $0.80 to $2.50 per share (based on the closing price on the respective grant dates) were issued to employees and third partie various services valued at $82,950. A total of 75,000 shares at $0.80 per share (based on the closing price on the respective grant dates) were issued for satellite uplink services valued at $60,000. A total of 5,000 shares at $0.80 per share (based on the closing price on the respective grant date) were issued for production costs valued at $4,0 A total of 99,052 shares at $0.67 to $0.79 per share (based on the closing price on the respective grant dates) were issued for affiliate costs valued at $67,208. In fiscal 2004, a total of 65,050 shares of Company stock were sold at $2.00 per share generating $130,100 in proceeds. Also, the Company paid its attorney 1,000 shares for services valued at $2,000. In May 2004, the Company issued 26,392 shares as a result of the conversion of $50,000 (plus accrued interest) of outstanding convertible debt at $2.00 per share. The Company amortized $56,339 of prepaid consulting expense as the related contracts were completed during the year ended Jun

NOTE 8 - STOCK OPTIONS

In May 2003, the Company established the OBN Holdings, Inc. 2003 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 600,000 options to purchase the Company's common stock at prices no less than fair market value (as determined by the Board of Directors) at the date of grant. Options granted under the Plan will be exercisable over a period of ten years from the date of the grant. These options will vest on a pro rata basis over the term of the options. At the end of the term of the options or upon termination of employment, outstanding options will be cancelled. As of June 30, 2005, no options have been granted under the Plan.

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


NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows:


                                                     For the year ended
                                               ------------------------------
                                                 June 30,          June 30,
                                                   2005              2004
                                               ------------      ------------

        Numerator for basic and diluted
            loss per common share:
               Net loss                        ($1,296,092)     ($ 1,461,108)

        Denominator for basic and diluted
            loss per common share
               Weighted average common
                 shares outstanding               6,006,813        5,784,035

        Net loss per common share a
             available to common
               shareholder                     ($      0.22)    ($      0.25)




NOTE 10 - RELATED PARTY TRANSACTIONS

Related Party Notes Payable

See Note 6 for information related to the Company's related party notes payable.



NOTE 11 - SUBSEQUENT EVENTS (unaudited)

On July 15, 2005, a master control and playback system was installed, tested and put into production. The system includes leased equipment for $59,322. The capital lease has a three-year term and a 13.0% imputed interest rate. The monthly lease payment is $1,841.

In August 2005, OBN shares were issued to pay for certain services. On August 12, 2005 the Company issued 60,000 shares at $0.60 per share (based on the closing price on the respective grant date) to Firestone Communications as payment for satellite uplink expenses totaling $36,000. Also on August 12, 2005, the Company issued 6,000 shares at $0.60 per share (based on the closing price on the respective grant date) to cover KSSY lease payments, totaling $3,6

In July 2005, ASTN began broadcasting its programming. The network shares the 24/7 satellite uplink with Omni and POD.

ITEM 8. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.  Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as define in Rule 131-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 is routinely conducted.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding require


(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of internal controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. An internal control system, no mater how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple effort or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(A) of the Exchange Act

The following table sets forth the name and age of each director, the year he (she) was first elected a director and his (her) position(s) with OBN Holdings, Inc.

Name                    Age     Year Elected    Position
Roger Neal Smith        53      2001          CEO & Board Chairman
Larry Taylor, Ph.D.     53      2002          CFO
Dennis Johnson          57      2003          President, Omni Broadcasting
Anita L. DeFrantz       52      2003          Director
Dennis Severson         49      2003          Director
Barry Allen             65      2003          Director
Christine Ohama         49      2004          Director


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

Larry Taylor, PhD. Dr. Taylor became our CFO in April 2003 and has been responsible for accounting, tax preparation and planning. From 1989 until joining us, Dr. Taylor was the owner of The Creighton Group where he was responsible for all management activities, including accounting, tax preparation and planning. Dr. Taylor previously served as a Senior Manager in the consulting practice with Ernst and Young (during his tenure, he was with Arthur Young), and with Deloitte and Touche.

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

Anita L. DeFrantz, Esq.  Ms. DeFrantz began serving on our board of
directors in June 2003.   From 1985 through the present Ms. DeFrantz
has served as the President and a member of the Board of Directors of Amateur Athletic Foundation of Los Angeles, a non-profit foundation. She has also served from 1986 through the present as a member of the International Olympic Committee and from 1996 through the present as a member of the Executive Board of the United States Olympic Committee. Additionally, from 1994 through the present she has served as the President of Kids In Sports, Los Angeles, a non-profit foundation that works with children in sports.

Barry Allen. Mr. Allen began serving on the Company's board of directors since August 2003. Since 1998 he has operated International FieldWorks, Inc., a management consulting firm, and holds the title of CEO. Additionally, since 2000, Mr. Allen has served as Vice President of RxDispense, Inc. His responsibilities include business development, advisory committee development, partnership development and development of professional service providers.

Christine Ohama.  Ms. Ohama became a member of the Company's board of
directors in May 2004.    She is Senior Vice President of Marketing
for Enviro Board with over 20 years experience in retail and wholesale sales and marketing management. Prior to Enviro Board, Ms. Ohama served as Director of Sales Strategy for Bravo Cable Networks, and

Regional Sales Director Western Region for MuchMusic USA, with the primary responsibility for increasing and retaining the network's viewers. She also spent many years in the financial services industry, as a retail stockbroker for a major NYSE member firm; served as Project Manager for a large prototype retail banking sales program and as associate director of a wholesale retail brokerage service program owned by Security Pacific Bank and used by over three hundred banks and saving and loans nationwide.

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

Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2005, there was one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors has yet to establish the compensation, audit and governance committees.

The Company has one executive officer that does not serve on the Board as a director. Donald Wilson, President of the Eclectic Entertainment subsidiary, specializes in all areas of entertainment law and represents clients from the recording, film, television, book publishing and sports industries, and has been running his private practice since 1987. He began his career in 1979 at the law firm, Mason & Sloane. In 1983, he joined Quincy Jones Productions where he was instrumental in promoting and developing We Are the World, The Color Purple, and Michael Jackson's Thriller and Bad albums. In addition, he was the Executive Producer of the award winning Frank Sinatra documentary, Portrait of an Album. In 1986, Mr. Wilson capped his tenure at Quincy Jones Production as President of Qwest Entertainment Company, which is the parent organization of Quincy Jones Productions.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2005 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

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

                                   Annual Compensation
                                                                                   Long-Term
                                                                Other            Compensation
                          6/30                                  Awards           Common Shares         All Other
                          Year                               Compensation     Underlying Warrants     Compensation
   Name and Position      End     Salary ($)    Bonus ($)        ($)              Granted (#)             ($)

Roger Smith               2005      $125,000(1)    -0-            -0-               -0-                    -0-
President and
CEO                       2004      $125,000(1)    -0-            -0-               -0-                    -0-

                          2003      $93,753        -0-            -0-               146,366                -0-



Larry Taylor,             2005      $115,000(1)    -0-            -0-               -0-                    -0-
CFO
                          2004      $115,000(1)    -0-            -0-               -0-                    -0-

                          2003      $86,247        -0-            -0-               134,663                -0-



Dennis Johnson,           2005      $115,000(1)    -0-            -0-               -0-                    -0-
President, Omni
                          2004      $115,000(1)    -0-            -0-               -0-                    -0-

                          2003      $265,523(2)    -0-            -0-               134,663                -0-


Donald Wilson,            2005      $115,000(1)    -0-            -0-               -0-                    -0-
President,
Eclectic                  2004      $115,000(1)    -0-            -0-               -0-                    -0-

                          2003      $157,080(2)    -0-            -0-               84,308                 -0-



(1)Salaries were effective April 1, 2003.
(2)Of the amount paid to Dennis Johnson, $179,276 was paid in common stock valued at prices ranging between $0.65 and $2.00 per share for consulting services prior to his appointment as the President of Omni Broadcasting (see "Certain Transactions" section for a detailed breakdown of share prices). Of the amount paid to Donald Wilson, $103,080 was paid in common stock valued at prices ranging between $0.65 and $0.90 per share for consulting services prior to his appointment as the President of Eclectic Entertainment (see "Certain Transactions" section for a detailed breakdown of share prices).

The chart includes 100% of the warrants offered to employees. No options were exercised or granted in fiscal 2005.

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


ITEM 11.  Security Ownership of Certain Beneficial Owners and
Management

The following table sets forth information regarding beneficial ownership of our common stock at June 30, 2005 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a gro


Name and Address of           Number of
Beneficial Owner (1)          Shares Owned (2)     Percent         Notes
-------------------------------------------------------------------------
Roger N. Smith
(Director and Officer)        2,049,809            28.52%            (3)

Magellan Capital
Management                      640,000             8.90%            (4)

Larry Taylor (Director
and Officer)                    634,663             8.83%            (5)


Commerce Street Venture Group   625,000             7.30%            (6)

Capitol City Investments        480,000             6.68%            (7)

Integrity Capital
Management                      465,000             6.47%            (8)

L. G. Hancher, Jr.              350,000             4.87%            (9)

Dennis Johnson
(Director and Officer)          335,091             4.66%            (10)

Donald Wilson (Officer)         199,915             2.78%            (11)

Dennis Severson
(Director)                      270,000             3.76%            (12)

Anita L. DeFrantz
(Director)                       10,000             *

Barry Allen (Director)                0             *

Christine Ohama
(Director)                            0             *


All Directors and
Officers as a Group (8
Persons)                      3,499,478             48.69%

_____________
* Less than 1%

(1)Unless otherwise indicated, the address of the beneficial owner is c/o OBN Holdings, Inc., 8275 South Eastern Avenue,
Suite 200, Las Vegas, Nevada 89123.

(2)Includes all warrants issued.

(3)Includes 192,678 shares personally owned by R.N. Smith family members. Also includes warrants to purchase 146,366 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(4)Includes warrants to purchase 100,000 shares of common stock that may be acquired at an exercise price of $4.00 per share. Managing Partner David Dozier of Magellan Capital Management has the ultimate voting or investment control over shares owned by this compan

(5)Includes 10,000 shares personally owned by L. Taylor family members. Also includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(6)Includes warrants to purchase 95,000 shares of common stock that may be acquired by Commerce Street Venture Group at an exercise price of $4.00 per share commencing August 9, 2004.
A five-member committee has equal voting or investment control over shares owned by Commerce Street Venture Group. Mr. Hancher is a member of that group.

(7) Ted London has the ultimate voting or investment control over shares owned by Capitol City Investments.

(8)Includes warrants to purchase 155,000 shares of common stock that may be acquired at an exercise price of $4.00 per share. A finance committee holds the ultimate voting or investment control over shares owned by Integrity Capital Management. No OBN officer or director or 5% beneficial holder is a member of the committ

(9)Includes warrants to purchase 100,000 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(10)Includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(11)Includes warrants to purchase 84,308 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(12)Dennis Severson is an officer of Commerce Street Venture Group.


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




Recipient                  Company Position       Date of       Number       Price
                                                  Issuance      of Shares    Per Share     Total Value


Dennis Johnson           Director                 7/26/02          9,634      0.65          $6,262

                         President and General
                         Manager                  12/1/02         28,902      0.65          $18,786
                         Omni Broadcasting
                         Network                  1/15/03        154,142      0.90          $138,728

                                                    6/1/03           7,750      2.00          $15,500

                           TOTAL COMPENSATION                                               $179,276


Donald Wilson            Director                 7/26/02          3,854      0.65          $2,502

                         President                1/15/03        111,753      0.90          $100,578

                          Eclectic Entertainment

                           TOTAL COMPENSATION                                               $103,080

TOTAL                                                            316,035                    $282,356



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

The services performed by Mr. Wilson were on behalf of Omni Broadcasting and Eclectic Entertainment, and were related to contracts, legal matters and developing strategic entertainment relationships. Mr. Wilson was paid stock for his services. The $0.65 per share rate recorded in July 2002 reflects the cash price paid for stock by third-party investors during that time period. The $0.90 per share value recorded on January 15, 2003 reflects a discounted value for the shares based on restrictions that came into force, and are currently in force, when he became a Board member. Of the total 111,753 shares issued at the $0.90 rate, 50% of the shares have a lock-up period of one year, 25% of the shares have a lock-up period of two years, and 25% of the shares have a lock-up period of three years. During 2005, the Company borrowed a total of $72,500 from related parties, and made payments of $3,500. During 2004, the Company borrowed a total of $170,000. Total related party interest expense for 2005 and 2004 were $10,359 and $4,493, respective

ITEM 13.  Exhibits

None


ITEM 14.  Principal Accountant Fees and Services

Corbin & Company LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2005. Corbin & Company LLP previously audited our financial statements for the years ended June 30, 2004 and 2003.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Corbin & Company LLP for the years ended June 30, 2005 and 2004 were as follows:


Services Provided           2005             2004

Audit Fees                  $ 42,000        $ 42,600

Audit Related Fees          $      -        $      -

Tax Fees                    $      -        $      -

All Other Fees              $      -        $ 83,190

Total                       $ 42,000        $125,790




Audit Fees. The aggregate fees billed for the years ended June 30, 2005 and 2004 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2005 and 2004 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2005 and 2004 for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. The following represents fees paid during year ended June 30, 2004 for professional services related to the preparation and filing of the Company's SB-2 registrations.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OBN HOLDINGS, INC
(Registrant)


Dated:  October 10, 2005        By:  /s/ Roger N. Smith
                                       Roger Neal Smith
                                       Chief Executive Officer