Form 10QSB
period 2005-09-30
OBN HOLDINGS
filed 2005-11-14
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of November 14, 2005 the Company had 6,453,804 shares of its $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes _____  No       X

                               OBN Holdings, Inc.
                               ------------------

                              INDEX TO FORM 10-QSB


                                                                          PAGE
                                                                          ----
PART I ---	FINANCIAL INFORMATION

                Item 1. Financial Statements

                     Consolidated Balance Sheets at September 30, 2005
                     (Unaudited) and June 30, 2005                          3

                     Consolidated Statements of Operations (Unaudited)
                     for the Three Month Periods Ended September 30,
                     2005 and 2004                                          4

                     Consolidated Statements of Cash Flows (Unaudited)
                     for the Three Month Periods Ended September 30,
                     2005 and 2004                                          5

                     Notes to Unaudited Consolidated Financial Statements   6

                Item 2. Management's Discussion and Analysis or
                        Plan of Operation                                  16

                Item 3. Controls and Procedures                            24

PART II ---	OTHER INFORMATION

                Item 1. Legal Proceedings                                  25

                Item 2. Change in Securities and Use of Proceeds           25

                Item 3. Unregistered Sales of Equity Securities
                        and Use of Proceeds                                25

                Item 4. Submission of Matters to a Vote of
                        Securities Holders                                 25

                Item 5. Other Information                                  25

                Item 6. Exhibits                                           25

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                          OBN Holdings, Inc.
                      CONSOLIDATED BALANCE SHEETS

                                           September 30,        June 30,
                                               2005               2005
                                           ------------        ---------
                                            (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                      ----             $1,933
 Accounts receivable, net of allowance
  for doubtful accounts of $0 and
  $214,500,respectfully                        49,109            18,299
 Other receivables                                801               801
                                              -------            -------
         Total current assets                  49,910            21,033

Fixed assets, net of accumulated
 depreciation of $6,301 and $1,151,
 respectively                                  55,521             1,349
Broadcast license                             130,000           130,000
Programming rights, net of accumulated
 amortization of $81,272 and $76,489,
 respectively                                 393,903           418,916
Film library, net of accumulated amortization
 of $26,855 and $22,700, respectively         331,245            60,400
Website development costs, net of
 accumulated amortization of $65,870
 and $60,185, respectfully                      8,537            14,322
                                              --------          --------
         Total assets                        $969,216          $646,020
                                             =========         =========


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                           $817,067           746,584
  Accrued payroll and related               1,142,686         1,019,568
  Deferred Revenue                            373,589            38,175
  Current portion of obligations under
   capital lease                               59,677            47,406
  Programming rights payable                   90,030            90,030
  Notes and accrued interest payable          123,817           359,765
  Notes and accrued interest payable to
   related parties                            422,166           371,525
                                            ---------         ---------
         Total current liabilities          3,029,032         2,673,053

Captial lease obligation, net of
 current portion                               42,720             7,124
                                            ---------         ----------
         Total liabilities                  3,071,752          2,680,177

Stockholders' (deficit) equity:
 Undesignated preferred stock, $0.001
  par value; 20,000,000 shares authorized;
  no shares issued and outstanding             --                 --
 Common stock; $.001 par value; 50,000,000
  shares authorized; 6,483,804 and
  6,167,804 shares issued and outstanding,
  respectively                                6,484              6,168
 Additional paid-in capital                3,875,909          3,686,624
 Deficit accumulated during the
  development stage                       (5,984,929)        (5,726,949)
                                          -----------        -----------

   Total stockholders' (deficit) equity   (2,102,536)        (2,034,157)
                                          -----------        -----------

                                            $969,216           $646,020
                                         ===========         ==========


See accompanying notes to unaudited consolidated financial statements.

                            OBN Holdings, Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                For the three months
                                                  ended September 30
                                            ---------------------------

                                              2005             2004
                                           ---------         ---------

Revenue, net of affiliate costs             $62,746          $31,330
                                           --------          --------
Cost of Sales                               112,191           39,191
                                           --------          --------
  Gross (Loss) Profit                       (49,445)          (7,861)

General and administrative expense          267,714          254,762
                                           --------          --------
Loss from operations                       (317,159)        (262,623)
                                           --------          --------

Other income (expense)
  Other income, net                          67,302             442
  Interest expense                           (8,122)         (8,916)
                                           ---------         -------
   Total other income (expense), net         59,180          (8,474)
                                           ---------         -------

Loss before income taxes                   (257,979)       (271,097)

Income taxes                                  --              --
                                           ---------      ----------

  Net loss                                ($257,979)      ($271,097)
                                          ==========      ==========

Net loss available to common
  shareholders per common share:

  Basic and diluted net loss per
  common share                              ($0.04)          ($0.05)
                                          ==========      ==========

  Basic and diluted weighted
  average shares outstanding              6,342,261        5,876,045


See accompanying notes to unaudited consolidated financial statements.

                               OBN Holdings, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 For the three months
                                                  ended September 30
                                             ---------------------------

                                                 2005          2004
                                               ---------     ---------
                                                Unaudited     Unaudited
Cash flows from operating activities
 Net loss                                       ($257,979)    ($271,097)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Gain on settlement of debt                    (87,000)        ---
   Impairment of programming rights               18,092         ---
   Depreciation and amortization                  21,911        17,692
   Bad debt provision                              ---           ---
   Shares issued for services                     36,000        49,500
   Changes in operating assets and liabilities:
    Accounts receivable, net                     (30,810)        ---
    Accounts payable and accrued expenses        252,104        30,724
    Payments on programming rights                 ---           ---
                                                ---------     ---------
     Net cash used in operating activities       (47,683)     (173,181)
                                                ---------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                         ---           ---
   Purchase of film library                        ---           ---
                                                ---------    ---------
   Net cash used in (provided by)
    investing activities                           ---           ---
                                                ---------    ---------
Cash flows from financing activities
 Proceeds from notes payable                       ---          61,875
 Proceeds from notes payable to
  related parties                                 45,750        10,000
 Principal payments under capital
  lease obligations                                ---           ---
 Proceeds from issuance of common stock            ---         101,194
                                                ---------     ---------
   Net cash provided by financing Activities      45,750       173,069
                                                ---------     ---------
Net change in cash and cash equivalents           86,054         (112)

Cash, and cash equivalents beginning of period     1,933         3,493
                                                ---------     ---------
Cash, and cash equivalents end of period         $87,987        $3,381
                                                =========     =========
Supplemental disclosure of cash
 flow information:
  Cash paid during the year for:
    Interest                                      $1,614        $8,916
                                                =========     =========
    Income taxes                                   ---           ---
                                                =========     =========
Supplemental disclosure of noncash investing
 and financing activities:
  Programming right in exchange for
   accounts payable                                ---        $800,000
                                                =========     =========
  Payments of accounts payable with
   common stock                                    ---         $39,500
                                                =========     =========
  Purchase of programming rights with
   commons stock                                   ---         $13,500
                                                =========     =========
  Purchase of broadcast equipment under
   capital lease                                 $59,322         ---
                                                =========     =========
  Shares issued to settle debt                  $150,000         ---
                                                =========     =========
  Purchase of film library in exchange
   for deferred revenue                         $275,000         ---
                                                =========     =========
  Payments of capital lease with
   common stock                                   $3,600         ---
                                                =========     =========


See accompanying notes to unaudited consolidated financial statements.

OBN HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

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

Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's 10-KSB for the fiscal year ended June 30, 2005.

NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. (the "Company") is an entertainment company engaged in television broadcasting, feature film and television production and distribution, music production and distribution, and merchandising.

The Company's wholly owned subsidiaries consist of Omni Broadcasting Network, Inc. ("Omni"), Products on Demand Channel, Inc. ("POD"), All Sports Television Network, Inc. ("ASTN") and Eclectic Entertainment, Inc. ("Eclectic") (with Eclectic's wholly owned subsidiaries consisting of Retro Records, Adventures of Unit 28, L.A. Food Scene and Mini
Movie Hour). All inter-company transactions and balances have been eliminated in consolidation.

Going Concern

As reported in the Independent Auditors' Report on our June 30, 2005 financial statements, the Company has incurred losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The Company has not generated significant revenues from operations and have no assurance of any future revenues. The Company incurred a net loss of $257,979 during the quarter ended September 30, 2005. The Company has a negative cash balance of $363 at September 30, 2005.
In addition, at September 30, 2005 the Company's accumulated deficit was $5,984,929 and had negative working capital of $2,979,122. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in our efforts to negotiate the extension of our existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,000,000 from equity financing sources in the winter of

2005-06 so it can expand our affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ending June 30, 2005, the Company was unable to give this area of
     business sufficient attention.   The Company is aggressively
     developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2)   Syndicating programs the Company produces whenever possible, given
     the success with the Four Tops.   The Company now has a syndicator
     under contract. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the Omni Broadcasting Network, as well as licensing the programs to other networks.
     Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3) Refocusing programming from infomercials to music series with inserted short-form advertising for Products on Demand since these formats are more profitable and predictable. In addition, the Company will continue marketing the airtime available on the Products On Demand Channel to independent television program distributors and small television networks. Infomercials will no longer be the primary programming for Products on Demand.

4) Expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue our efforts to establish sales offices in Asian, Africa and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this
     policy.   The Company has engaged the services of an independent
     adverting sales company with established relations with small and medium-sized advertising agencies.

5) Adopting a revised mission statement with supporting measurable objectives that will be monitored throughout the year. This ensures that the Company remains focused regardless of funding issues. Moreover, the Company is in the process of developing our
     Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure that the Company's operations are in compliance with regulatory requirements.

6) Increasing the awareness of its subsidiaries. Press releases related to the Company's broadcast and production operations are being distributed to the media, and have been published nationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

7) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on our own. Instead the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.

Segment Information Reporting

Management measures the Company's performance in two distinct segments: (1) Broadcasting Operations for which performance is measured by the number of consumer households reached (coverage), program ratings, and the types of advertisers attracted by such coverage and ratings; and (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent. Productions typically require a longer lead time to determine success..

A summary of the segments for the periods ended September 30, 2005 and 2004 is presented in the tables below:

For the quarter ended September 30, 2005

-------------------------------------------------------------------------------

                  Broadcasting Production  Corporate  Reconciling    Total
                   Operations  Operations               Items
-------------------------------------------------------------------------------

Assets              $904,535   $430,884   $1,826,228 ($2,190,958)   $969,216
-------------------------------------------------------------------------------

Liabilities       (1,778,237   (566,843)  (1,224,137)    495,992  (3,071,752)
-------------------------------------------------------------------------------

Revenues, net
of affiliate
cost                 62,707       --             39        --         62,746
-------------------------------------------------------------------------------

Expenses           (108,677)    (32,048)    (247,302)      --       (388,027)
-------------------------------------------------------------------------------

Other Inc (Exp)     (65,400)    (20,018)     152,720       --         67,302
-------------------------------------------------------------------------------

Net Income (loss) ($111,370)   ($52,066)    ($94,543)      --      ($257,979)
-------------------------------------------------------------------------------



For the quarter ended September 30, 2004
-------------------------------------------------------------------------------

                 Broadcasting Production  Corporate  Reconciling    Total
                   Operations  Operations               Items
--------------------------------------------------------------------------------

Assets              $612,513   $816,461   $1,445,373  ($1,754,481) $1,118,866
--------------------------------------------------------------------------------

Liabilities       (1,204,588)  (787,369)    (779,976)     441,852 (2,330,081)
--------------------------------------------------------------------------------

Revenues, net
of affiliate
cost                 36,610      18,972        --         (24,252)    31,330
--------------------------------------------------------------------------------

Expenses           (119,313)    (36,753)    (171,055)      24,252   (302,869)
--------------------------------------------------------------------------------

Other Inc (Exp)      (4,166)     (3,400)       8,008       --            442
--------------------------------------------------------------------------------

Net Income (loss)  ($86,869)   ($21,188)   ($163,047)      --      ($271,097)
--------------------------------------------------------------------------------


 (Expenses include operating expenses, interest expense, and cost of sales)

Reconciling items consist of inter-company balances. The revenue and expense reconciling items primarily represent the purchase of satellite uplink time by one Company subsidiary from another Company subsidiary. As of this fiscal year, the satellite uplink is under a corporate contract and these intercompany transactions are not necessary. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of inter-company receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At September 30, 2005, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company grants credit to customers within the United States of America, and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

There was $49,910 of outstanding accounts receivable as of September 30, 2005. For the three-month period ended September 30, 2005, the two largest customers totaled approximately 91% of revenue.

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

The programming rights assets are discussed in Note 4. Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 5. This asset is being amortized over its estimated useful life of 10 years from April 2004.

Website development costs are accounted for using Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statement of operations) of $5,685 and $5,683 for the quarters ended September 30, 2005 and 2004, respectively.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at September 30, 2005. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.
Based on uncertainties in the realizability of certain programming rights assets, the Company believes that an impairment of the carrying value of its long-lived assets existed at September 30, 2005. Management believes that an impairment charge of $18,072 is adequate. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three month periods ended September 30, 2005 and 2004, affiliate costs totaled $0 and $1,844, respectively

Accounting for Filmed Entertainment and Television Programming Costs

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

Advertising Costs

Advertising costs are expensed as incurred.  In quarter ending
September 30 2005 and 2004, the Company's advertising costs were $54,000 and $0, respectively.

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

The Company has a stock-based employee compensation. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statement of operations, as all employee warrants granted in the year ended June 30, 2003 had no intrinsic value, and no new employee options or warrants were granted for the quarters ended September 30, 2005 and 2004. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a consolidated federal income tax return. The Company files separate state income tax returns for California and Nevada

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact under the treasury stock method of dilutive convertible debt and stock options and warrants would not have resulted in an increase of incremental shares for the quarters ended September 30, 2005 and 2004. Recent Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, "Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95," (SFAS No. 123R) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of this standard is for annual periods beginning after December 15, 2005. The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company's net earnings in the future.
 This standard requires expensing the fair value of stock option grants and stock purchases under employee stock purchase plan.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for a fiscal year beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on its financial position, results of operations and cash flows.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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


NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. At September 30, 2005 such costs totaled $63,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates, the (production company), whereby each of the three entities share one third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in its "From The Heart: The Four Tops 50th Anniversary and Celebration" production for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic's capitalized programming cost related to this program totaled approximately $300,000 as of September 30, 2005.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2005.

For the year three months ended September 30, 2005 and 2004, the Company recorded amortization expense of $6,921 and $8,049, respectively.


NOTE 5 - FILM LIBRARY

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

In September 2005, the Company acquired 550 film titles from Indie Vision Films, Inc. as payment for purchased advertising time. The Company recorded a $275,000 increase in film library and a corresponding increase in deferred liabilities, as the advertisements will be broadcast over future months. The Company will amortize the film library titles over its estimated useful life of 10 years beginning in October 2005.

During the three months ended September 30, 2005 and 2004, the Company recorded amortization expense at $4,155 and $3,690, respectively.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Revenue Sharing Agreement

On March 15, 2005 the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally
(50/50) between the two parties. As of September 30, 2005, no revenues had been realized from this agreement.

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

NOTE 7 - NOTES PAYABLE

The Company has $283,750 in loans from a related party under 5% promissory notes. The principal and interest is due and payable on demand. As of September 30, 2005, the accrued interest on these notes totaled $17,260.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at September 30, 2005. The note has no set maturity date, and is payable upon demand. As of September 30, 2005, the accrued interest on this note totaled $1,429.

The Company has a short term loan agreement with one of its executives for $4,500. The loan has no interest rate and is payable upon demand.

The Company has a loan of $110,000 from a related party under a 5% promissory note. The principal and interest is due and payable on demand. As of September 30, 2005, the accrued interest on this note totaled $1,725.

Related party interest expense under these notes for the three months ending September 30, 2005 was $4,537.

At September 30, 2005 the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of September 30, 2005, the accrued interest on the note totaled $1,375.

On July 29, 2004 the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 10.75% as of September 30, 2005). As of September 30, 2005, the accrued interest on the note totaled $1,615.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 7.75% as of September 30, 2005). As of September 30, 2005, the accrued interest on the note totaled $927.

As of September 30, 2005, the interest on all non-related notes payable totaled $3,585.

NOTE 8 - STOCKHOLDERS' EQUITY

During the three-month period ended September 30, 2005 a total of
250,000 shares of Company stock were issued at $0.60 per share (based on the closing price on the respective grant date) to settle $237,000 of
notes payable, resulting in a $87,000 gain.   In addition, 6,000
shares of Company stock was issued at $0.60 were granted in lieu of $3,600 of KSSY lease payments.

During the three month period ended September 30, 2005, the Company issued 60,000 shares of common stock at $0.60 per share (based on the closing price on the respective grant date) for satellite uplink services. Subsequent to September 30, 2005 these shares were cancelled and the Company made a cash payment to the vendor (see Note10).

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2005 and 2004:


                                          Three Months Ended
                                      ------------------------------
                                        Sept 30,         Sept 30,
                                          2005             2004
                                      ------------      ----------
Numerator for basic and diluted
   loss per common share:
     Net loss                         ($257,979)        ($271,097)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding              6,342,261         5,876,045

Net loss per common share a
   available to common
     shareholder                        ($0.04)           ($0.05)




NOTE 10 - SUBSEQUENT EVENTS

In October 2005, the Company canceled 60,000 shares that were previously at $0.60 per share to Firestone Communications as payment for satellite uplink expenses. The Company made a cash payment of $20,000 for the satellite uplink services in lieu of the stock.

In October 2005, the Company issued a total of 30,000 shares at $0.25 per share as payment for services rendered by attorneys.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In lieu of proceeds from stock sales the Company has funded its limited activities by incurring additional debt and securing project-specific investors. However, it is unclear how much longer we can operate in this manner; thus management is seeking alternative sources of funding. Despite the lack of funding, the Company's two key operations - broadcasting and production - have grown significantly during the past eighteen months.

For broadcast operations, the Company now operates three broadcast networks - All Sports Television Network, Omni Broadcasting Network and Products on Demand Channel. The Company's recently installed in-house master control/playback system is fully operational, which affords the Company increased flexibility in programming and advertising insertion. The system has reduced cost by 84% over the contracted services previously used. Moreover, the system provides an automatic trafficking and billing system. In September 2005 we added 550 titles to our film library by acquiring licensing rights. We continue to build our affiliate television station base and have begun to implement our advertiser sales program. Currently we broadcast a variety of movies, sports programs, music series and comedies via the three networks which share the 24/7 uplink facility.

For production operations, the Company has completed its DVD/CD version of its The Four Tops 50th Anniversary Special. Worldwide distribution and sales are scheduled to begin in February 2006 in concert with Black History month. In addition, the Special be the focus of a March 2006 PBS program. The Special has received a Telly Award for excellence in
production quality.   The Company began production on its Music on
Demand series, after a successful pilot production. Further, a Video Music Showcase series has been completed and is currently being broadcast on Omni. Three low-budget "retro horror" feature films - The Creep, Virus Man, and Silver Angel vs. the Death Zombies - are still in
production.   These shows are scheduled to be aired on Omni during the
Spring of 2006.

As mentioned above, revenues from operations and the proceeds from
stock sales have been limited.   As a result, the Company has revised
its business plan to account for the accomplishments made during the past year and for recently established industry relationships. We are hopeful to raise the funds to implement our revised business plan during the next few months.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of September 30, 2005, and the unaudited statements of operations and cash flows for the three months ended September 30, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2005. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005-06 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

GOING CONCERN

As reported in the Independent Auditors' Report on our June 30, 2005 financial statements, the Company has incurred losses from operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We have not generated significant revenues from operations and have no assurance of any future revenues. We incurred a net loss of $257,979 during the quarter ended September 30, 2005. We have a cash balance of negative $363 at September 30, 2005. In addition, at September 30, 2005 our accumulated deficit was $5,984,929 and we had negative working capital of $2,979,122. We recognize that we must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity
financing sources and/or the extension of existing debt.   However, no
assurance can be given that additional capital will be available when required or upon terms acceptable to us or that we will be successful in our efforts to negotiate the extension of our existing debt. We anticipate that unless we are able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, we will be unable to fully execute our business plan, which will result in us not growing at the desired rate. We anticipate raising gross proceeds of at least $3,000,000 from equity sources in the winter of 2005-06 so we can expand our affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ending June 30, 2005, the Company was unable to give this area of
     business sufficient attention.   The Company is aggressively
     developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2)   Syndicating programs the Company produces whenever possible, given
     the success with the Four Tops.   The Company now has a syndicator
     under contract. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the Omni Broadcasting Network, as well as licensing the programs to other networks.
     Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3) Refocusing programming from infomercials to music series with inserted short-form advertising for Products on Demand since these formats are more profitable and predictable. In addition, the Company will continue marketing the airtime available on the Products On Demand Channel to independent television program distributors and small television networks. Infomercials will no longer be the primary programming for Products on Demand.

4) Expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue our efforts to establish sales offices in Asian, Africa and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this
     policy.   The Company has engaged the services of an independent
     adverting sales company with established relations with small and medium-sized advertising agencies.

5) Adopting a revised mission statement with supporting measurable objectives that will be monitored throughout the year. This ensures that the Company remains focused regardless of funding issues. Moreover, the Company is in the process of developing our
     Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure that the Company's operations are in compliance with regulatory requirements.

6) Increasing the awareness of its subsidiaries. Press releases related to the Company's broadcast and production operations are being distributed to the media, and have been published nationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

7) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on our own. Instead the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.


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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $62,746 for the three-month period ended September 30, 2005 as compared to $31,330 for the three month period ended September 30, 2005. The primary sources of revenue were from the Broadcasting Operations segment, which generated $62,707 in revenues, net of affiliate costs, for the three-month period, as compared to $36,610 for the three month period ended September 30, 2005. There were no sales generated from the corporate leased TV station during the three-month period ended September 30, 2005 and 2004.

Expenses incurred during the three-month period ended September 30, 2005 totaled $388,027 as compared to $302,869 for the three-month period ended September 30, 2005. Other income/expenses for the three-month period ended September 30, 2005 was income of $67,302 that primarily represents a gain on extinguishment of debt. Changes in interest expense and tax expense are insignificant. The net loss for the three-month period ended September 30, 2005 was $257,979 as compared to a net loss of 271,097 for the three month period ended September 30, 2005.

Results of operations for the three-month periods ended September 30,
2005 and 2004 are detailed in the charts below.   Included are the
assets, liabilities, revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the three months ended September 30, 2005:


-------------------------------------------------------------------------------

                  Broadcasting Production  Corporate  Reconciling    Total
                   Operations  Operations               Items
-------------------------------------------------------------------------------

Assets              $904,535   $430,884   $1,826,228 ($2,190,958)   $969,216
-------------------------------------------------------------------------------

Liabilities       (1,778,237   (566,843)  (1,224,137)    495,992  (3,071,752)
-------------------------------------------------------------------------------

Revenues, net
of affiliate
cost                 62,707       --             39        --         62,746
-------------------------------------------------------------------------------

Expenses           (108,677)    (32,048)    (247,302)      --       (388,027)
-------------------------------------------------------------------------------

Other Inc (Exp)     (65,400)    (20,018)     152,720       --         67,302
-------------------------------------------------------------------------------

Net Income (loss) ($111,370)   ($52,066)    ($94,543)      --      ($257,979)
-------------------------------------------------------------------------------



For the quarter ended September 30, 2004
-------------------------------------------------------------------------------

                 Broadcasting Production  Corporate  Reconciling    Total
                   Operations  Operations               Items
-------------------------------------------------------------------------------

Assets              $612,513   $816,461   $1,445,373  ($1,754,481) $1,118,866
-------------------------------------------------------------------------------

Liabilities       (1,204,588)  (787,369)    (779,976)     441,852 (2,330,081)
-------------------------------------------------------------------------------

Revenues, net
of affiliate
cost                 36,610      18,972        --         (24,252)    31,330
-------------------------------------------------------------------------------

Expenses           (119,313)    (36,753)    (171,055)      24,252   (302,869)
-------------------------------------------------------------------------------

Other Inc (Exp)      (4,166)     (3,400)       8,008       --            442
-------------------------------------------------------------------------------

Net Income (loss)  ($86,869)   ($21,188)   ($163,047)      --      ($271,097)
-------------------------------------------------------------------------------


 (Expenses include operating expenses, interest expense, and cost of sales)

Reconciling items consist of inter-company balances. The revenue and expense reconciling items primarily represent the purchase of satellite uplink time by one Company subsidiary from another Company subsidiary. As of this fiscal year, the satellite uplink is under a corporate contract and these intercompany transactions are not necessary. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of inter-company receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

Broadcasting Operations (Omni, ASTN and POD)

For the three months ended September 30, 2005, revenues, net of affiliate costs, from this segment of operations totaled $62,707.
Revenues for the same period in 2004 were $36,610.    Expenses were
$108,677 for the three months ended September 30, 2005 as compared to $119,313. Among the items expensed during that period ending September 30, 2005 was $21,988 of accrued salaries. The net loss for this segment of operations was $111,370 for the three months ended September 30, 2005 as compared to a net loss of $86,869 for the same period in 2004.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2005 as compared to $18,972 during the same period in 2004. This segment incurred $32,048 of expense during the period compared to $36,753 in 2004. Expenses included $21,988 of accrued salaries. Other expenses for the three month period ending September 30, 2005 was $20,018 compared to $3,400 during the same period of 2004. The majority of other expense was the write off of property rights, totaling $18,092. The net loss for this segment was $52,066 for the three months ended September 30, 2005 as compared to a loss of $21,188 for the period in 2004.

OBN Corporate

Revenues were generated from OBN corporate operations totaled $39 during the three months ended September 30, 2005 as compared to $0 of revenue during the same period of 2004. The expenses incurred by OBN corporate were $247,302 for the three months ended September 30, 2005 as compared with $171,055 in 2004. Expenses for the three-month period ending September 30, 2005 included $63,858 of accrued salary expenses, $36,000 of satellite uplink services and $11,454 of KSSY operational costs. Other income totaling $152,720 was recognized during the period, which included a $87,000 gain from the extinguishment of an outstanding debt. The net loss for OBN corporate was $94,543 during the period ended September 30, 2005 as compared to a net loss of $163,047 for the same period in 2004.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005 the Company's current liabilities of $3,029,032 exceed current assets of $49,910 by $2,979,122.
Approximately 39% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the secondary stock offering provides the needed funding.

The Company has two capital lease expenditure commitments. There is a capital lease of KSSY, television station located in California. It is approximately $4,000 per month for three years, after which time OBN has the option to acquire 95% ownership in the station, provided
the Federal Communications Commission approves the transfer.    In
July, 2005, the Company entered into a capital lease for broadcast master control and play back equipment for $1,841 per month for three years, after which time OBN has the option to purchase the equipment for one dollar.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject ct to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.


(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three-month period ended September 30, 2005 a total of 250,000 shares of Company stock was issued at $0.60 per share, for total consideration valued at $150,000 (based on the closing price on the respective grant date) to settle $237,000 of notes payable, resulting in a $87,000 gain. During the three-month period ended September 30, 2005 the Company issued 60,000 shares of common stock at $0.60 per share (based on the closing price on the respective grant date) for satellite uplink services. Subsequent to September 30, 2005 these shares were cancelled and the Company made a cash payment to the vendor. In addition, 6,000 shares of Company stock was issued at $0.60 per share (based on the closing price on the respective grant date) were granted in lieu of $3,600 of KSSY lease payments. In October 2005, the Company issued a total of 30,000 shares at $0.25 per share as payment for services rendered by attorneys.



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

OBN HOLDINGS, INC
(Registrant)

Dated:  November 14, 2005           By: /s/ Roger Neal Smith
                                        ------------------------------
                                        Roger Neal Smith
                                        Chief Executive Officer