Form 10QSB
period 2005-12-31
OBN HOLDINGS
filed 2006-02-14
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                              For the transition period from ________ to _____ Commission file number _________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes (x)   No ( )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                            Yes ( )   No (x)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.            Yes ( )   No ( )

                        APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 14, 2006 the Company had 6,563,804 shares of its $.001 par value common stock issued and outstanding.

------------------------------------
Transitional Small Business Disclosure Format (Check one):   Yes ( )    No (x)

                              OBN Holdings, Inc.


                             INDEX TO FORM 10-QSB


                                                                        PAGE
PART I ---FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets at December 31, 2005 (Unaudited) and
      June 30, 2005                                                         1
    Consolidated Statements of Operations (Unaudited) for the Three and
      Six Month Periods Ended December 31, 2005 and 2004                    2
    Consolidated Statements of Cash Flows (Unaudited) for the Six Month
      Periods Ended December 31, 2005 and 2004                              3
    Notes to Unaudited Consolidated Financial Statements                    4
  Item 2. Management's Discussion and Analysis or Plan of Operations       19
  Item 3. Controls and Procedures                                          27

PART II --- OTHER INFORMATION
  Item 1. Legal Proceedings                                                29
  Item 2. Change in Securities and Use of Proceeds                         29
  Item 3. Unregistered Sales of Equity Securities and Use of Proceeds      29
  Item 4. Submission of Matters to a Vote of Securities Holders            29
  Item 5. Other Information                                                29
  Item 6. Exhibits                                                         29

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                                    OBN Holdings, Inc.
                                CONSOLIDATED BALANCE SHEETS


                                                         December 31,     June 30,
                                                             2005         2005
                                                        ------------  -----------

                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                  $1,992       $1,933
  Accounts receivable, net of allowance for doubtful
    accounts of $18,420 and $214,500, respectfully                -       18,299
  Other receivables                                             800          801
                                                         ----------   ----------

         Total current assets                                 2,792       21,033
                                                         ----------   ----------

Fixed assets, net of accumulated depreciation of
  $11,496 and $1,151, respectively                           51,895        1,349
Broadcast license                                           130,000      130,000
Programming rights, net of accumulated amortization
  of $87,867 and $76,489, respectively                      387,308      418,916
Film library, net of accumulated amortization of
  $44,760 and $22,700, respectively                         313,340       60,400
Website development costs, net of accumulated
 amortization of $70,097 and $60,185, respectfully            4,410       14,322
                                                         ----------   ----------

         Total assets                                      $889,745     $646,020
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                          $924,673      746,584
 Accrued payroll and related                              1,315,090    1,019,568
 Deferred revenue                                           219,337       38,175
 Current portion of obligations under capital lease          51,980       47,406
 Programming rights payable                                  90,030       90,030
 Notes and accrued interest payable                         142,236      359,765
 Notes and accrued interest payable to related parties      447,844      371,525
                                                         ----------   ----------

         Total current liabilities                        3,191,190    2,673,053


Capital lease obligation, net of current portion             42,720        7,124
                                                         ----------   ----------

         Total liabilities                                3,233,910    2,680,177
                                                         ----------   ----------

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
     20,000,000 shares authorized; no shares issued
     and outstanding                                              -            -
  Common stock; $.001 par value; 50,000,000 shares
    authorized; 6,563,804 and 6,167,804 shares issued
    and outstanding, respectively                             6,564        6,168
  Additional paid-in capital                              3,894,929    3,686,624
  Deficit accumulated                                    (6,245,658)  (5,726,949)
                                                         ----------   ----------

         Total stockholders' deficit                     (2,344,165)  (2,034,157)


                                                           $889,745     $646,020
                                                         ==========   ==========




See accompanying notes to unaudited consolidated financial statements.

                                OBN Holdings, Inc.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                   For the three months   For the six months
                                    ended December 31,     ended December 31,
                                  ---------------------   ---------------------

                                     2005       2004         2005        2004
                                  ----------  ----------  ----------  ----------

Revenue, net of affiliate costs    $132,695   ($4,135)     $195,441     $27,195

Cost of sales                        74,920     5,861       187,111      45,052
                                  ----------  ----------  ----------  ----------
  Gross (loss) profit                57,775    (9,996)        8,330     (17,857)

General and administrative
expenses                            308,092   309,717       575,806     564,479
                                  ----------  ----------  ----------  ----------

Loss from operations               (250,317) (319,713)     (567,476)   (582,336)
                                  ----------  ----------  ----------  ----------

Other income (expense):
  Other income (expense), net        (1,375)      592        65,927       1,034
  Interest expense                   (9,037)   (3,276)      (17,159)    (12,192)
                                  ----------  ----------  ----------  ----------

     Total other expense, net       (10,412)   (2,684)       48,768     (11,158)
                                  ----------  ----------  ----------  ----------

Loss before income taxes           (260,729) (322,397)     (518,708)   (593,494)

Income taxes                              -         -             -           -
                                  ----------  ----------  ----------  ----------

  Net loss                        $ (260,729) $ (322,397) $ (518,708) $ (593,494)
                                  ==========  ==========  ==========  ==========
Net loss available to common
 shareholders per common share:

 Basic and diluted net loss per
  common share:                       ($0.04)     ($0.05)     ($0.08)     ($0.10)
                                  ==========  ==========  ==========  ==========

  Basic and diluted weighted
  average shares outstanding       6,523,315   5,946,638   6,432,788   5,911,342
                                  ==========  ==========  ==========  ==========




See accompanying notes to unaudited consolidated financial statements.

                              OBN Holdings, Inc.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    FOR THE SIX MONTHS
                                                     ended December 31,

                                                   2005             2004
                                                 ---------        ---------
                                                (Unaudited)      (Unaudited)
Cash flows from operating activities
  Net loss                                       ($518,708)       ($593,494)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain on settlement of debt                     (87,000)               -
    Impairment of programming rights                18,092                -
    Bad debt expense                                18,420                -
    Depreciation and amortization                   54,264           26,910
    Shares issued for services                      55,100           53,705
    Changes in operating assets and liabilities:
      Accounts receivable, net                        (120)               -
      Programming rights                                 -          442,774
      Accounts payable and accrued expenses        390,790         (145,939)
                                                  ---------       ----------
        Net cash used in operating activities      (69,163)        (216,044)
                                                  ---------       ----------

Cash flows from financing activities:
  Proceeds from notes payable                       12,500          114,900
  Proceeds from notes payable to related parties    64,419           10,000
  Repayments on notes payable                            -          (15,640)
  Repayments on notes payable to related parties         -           (1,300)
  Repayments on capital lease                       (7,697)               -
  Proceeds from issuance of common stock                 -          146,246
                                                  ---------       ----------

       Net cash provided by financing activities    69,222          254,206
                                                  ---------       ----------

Net change in cash and cash equivalents                 59           38,162

Cash, and cash equivalents beginning of period       1,933            3,493
                                                  ---------       ----------

Cash, and cash equivalents end of period             1,992          $41,655
                                                 ==========       ==========

Supplemental disclosure of cash flow information
   Cash paid during the year for:
       Interest                                          -          $11,901
                                                 =========        =========

       Income taxes                                      -                -
                                                 =========        =========


Supplemental disclosure of noncash investing and
Financing activities:
 Programming right in exchange for
     accounts payable                                      -         $681,000
                                                   ---------        ---------
 Payments of accounts payable with common
     Stock                                                 -          $39,500
                                                   ---------        ---------
 Purchase of programming rights with
     common stock                                          -          $13,500
                                                   ---------        ---------
 Purchase of broadcast equipment under capital
     lease                                           $59,322                -
                                                   ---------        ---------
   Shares issued to settle debt                     $150,000                -
                                                   ---------        ---------
 Purchase of film library in exchange for
     deferred revenue                               $275,000                -
                                                   ---------        ---------
   Payments of capital lease with common stock        $3,600                -
                                                   ---------        ---------


See accompanying notes to unaudited consolidated financial statements.

                             OBN HOLDINGS, INC.
               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2005 AND 2004

NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by OBN Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the six-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2005.

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

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $518,708 during the six months ended December 31, 2005. The Company has a cash balance of $1,992 at December 31, 2005. In addition, at December 31, 2005 our accumulated deficit was $6,245,658 and we had negative working capital of $3,188,398. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the winter of 2006 (see Note 10) so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete a major production during the fiscal year ended June 30, 2005, the Company was unable to give this area of business sufficient
attention.   The Company is aggressively developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

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

4) Expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue our efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training
program is being developed to assist with implementation of this policy.   The
Company has engaged the services of an independent advertising sales company with established relations with small and medium-sized advertising agencies.

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

7) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on its own. Instead, the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.


Segment Information Reporting

Management measures the Company's performance in two distinct segments: (1) Broadcasting Operations for which performance is measured by the number of consumer households reached (coverage), program ratings, and the types of advertisers attracted by such coverage and ratings; and (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent. Productions typically require a longer lead-time to determine success.

A summary of the segments for the three and six month periods ended December 31, 2005 and 2004 is presented in the tables below:

As of and for the six months ended December 31, 2005:


                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items

Assets              $823,490      $429,507  $1,829,826 ($2,193,078)   $889,745
Liabilities       (1,651,376)     (598,921) (1,479,606)    495,993   3,233,910
Revenues, net of
affiliate costs      195,420             -          21           -     195,441
Expenses            (197,693)      (64,128)   (518,255)          -    (780,076)
Other Inc(Exp)       (65,400)      (21,393)    152,720           -      65,927
Net Income (Loss)   ($67,673)     ($85,521)  ($365,514)          -   ($518,708)



For the quarter ended December 31, 2005:


                  Broadcasting   Production   Corporate  Reconciling   Total
                   Operations    Operations                Items

Revenues, net of
affiliate costs     $132,713             -         (18)          -    $132,695
Expenses             (89,016)      (32,080)   (270,953)          -    (392,049)
Other Inc (Exp)            -        (1,375)          -           -      (1,375)
Net Income (Loss)    $43,697      ($33,455)  ($270,971)          -   ($260,729)



As of and for the six months ended December 31, 2004:



                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items

Assets              $589,423      $360,872  $1,490,082 ($1,854,227)   $586,150
Liabilities       (1,266,830)     (487,763)   (813,755)    498,093  (2,070,255)
Revenues, net of
affiliate costs       32,475        18,972           -     (24,252)     27,195
Expenses            (179,225)      (85,657)   (368,901)     24,252    (609,531)
Other Inc (Exp)      (23,457)     (154,979)    167,278           -     (11,158)
Net Income (Loss)  ($170,207)    ($221,664)  ($201,623)          -   ($593,494)

For the quarter ended December 31, 2004:


                  Broadcasting   Production   Corporate  Reconciling   Total
                   Operations    Operations                Items

Revenues, net of
affiliate costs      ($4,135)            -           -           -     ($4,135)
Expenses             (63,190)      (48,897)   (203,491)          -    (315,578)
Other Inc (Exp)      (19,116)     (151,579)    168,011           -      (2,684)
Net Income (Loss)   ($86,441)    ($200,476)   ($35,480)          -   ($322,397)



 (Expenses include operating expenses, interest expense and cost of sales)


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

There was $18,420 of outstanding receivables as of December 31, 2005, which has been fully reserved. For the six-month periods ended December 31, 2005 and 2004, sales to the two largest customers totaled approximately 87% and 27% of revenue, respectively. For the three-month periods ended December 31, 2005 and 2004, sales to the two largest customers totaled approximately 77% and 100% of revenue, respectively.


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

The film library is discussed in Note 5. This asset is being amortized over its estimated useful life of 10 years commencing April 2004.

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $5,685 and $9,912 for the three and six month periods ended December 31, 2005, respectively. For the three and six-month periods ended December 31, 2004, amortization expenses incurred were $5,683 and $11,370, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at December 31, 2005. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment charge of $18,092. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets existed at December 31, 2005. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

Revenue Recognition

Revenue From Licensing TV Programs and Feature Films

The Company has completed several projects that can be licensed, and additional projects are underway. As projects are completed, the Company will have the option of airing the TV programs on its own network and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of TV projects or foreign markets for feature films.

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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the six month periods ended December 31, 2005 and 2004, affiliate costs totaled $5,311 and $5,979, respectively.

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total of services to be provided under the contract was $100,000. During the quarter ending December 31, 2005, the Company recorded the last installment of the advertising revenue and expenses of $4,000 related to this agreement, based on the number of aired advertisements.

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

Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending December 31, 2005 and 2004, the Company's advertising costs were $4,000 and $0, respectively. For the six-month period ending December 31, 2005 and 2004, the Company's advertising costs were $58,000 and $0, respectively.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarters ended December 31, 2005 and 2004. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C? corporation and files a " consolidated federal income tax return. The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three and six months ended December 31, 2005 and 2004.

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


In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. Management is currently evaluating the impact SAB 107 will have on the Company's consolidated financial statements.

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

NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended December 31, 2005 and 2004, production costs totaled
$0 and $2,570, respectively.  For the six-month periods ended December
31, 2005 and 2004, production costs were $0 and $2,570, respectively.
At December 31, 2005 cumulative production costs totaled $63,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of the Four Tops Television Special after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in its "From The Heart: The Four Tops 50th Anniversary and Celebration" production for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic's capitalized programming cost related to this program totaled $306,270 as of December 31, 2005.

OMNI has purchased various programming rights assets totaling $105,130 as of December 31, 2005.

For the six months ended December 31, 2005 and 2004, the Company recorded amortization expense of $13,516 and $15,668, respectively, related to its programming rights. For the three-month periods ended December 31, 2005 and 2004, amortization expense was $6,596 and $48,420, respectively.

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

In September 2005, the Company acquired 550 film titles from Indie Vision Films, Inc. as payment for purchased advertising time. The Company recorded a $275,000 increase in film library and a corresponding increase in deferred revenues, as the advertisements will be broadcast over future months. The Company amortizes the film library titles over its estimated useful life of 10 years.

During the six month periods ended December 31, 2005 and 2004, the Company recorded amortization expense of $22,060 and $7,920, respectively, related to its film library. Amortization expenses for the three-month periods ended December 31, 2005 and 2004 totaled $4,155 and $3,960, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Revenue Sharing Agreement

On March 15, 2005 the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of December 31, 2005, no revenues had been realized from this agreement.

Capital Lease

In July 2005 the Company entered into a capital lease for editing equipment that expires in July 2008 with an implicit interest rate of approximately 12%. The lease calls for monthly payments of $1,841.

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

NOTE 7 - NOTES PAYABLE

The Company has $405,750 in loans from related parties under 5% promissory notes, of which $12,000 was advanced to the Company during the three month period ended December 31, 2005. The principal and interest is due and payable on demand. As of December 31, 2005, the accrued interest on these notes totaled $23,811.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at December 31, 2005. The note has no set maturity date, and is payable upon demand. As of December 31, 2005, the accrued interest on this note totaled $1,516.

The Company has short-term loans with its executives for a total of $13,267. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the six months ended December 31, 2005 and 2004 was $11,504 and $9,937, respectively. For the three-month periods ended December 31, 2005 and 2004, related party interest expense was $4,986 and $2,303, respectively.

At December 31, 2005 the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of December 31, 2005, the accrued interest on the note totaled $1,500.

As of December 31, 2005 the Company has short-term loans with third parties for a total of $12,500. The loans have no interest rate and are payable upon demand.

On July 29, 2004 the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 11.25% as of December 31, 2005). Accrued interest on the note totaled $4,690 as of December 31, 2005.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 8.25% as of December 31, 2005). As of December 31, 2005, the accrued interest on the note totaled $3,646.

For the six-month period ending December 31, 2005, interest on all non-related notes payable totaled $6,078. Interest on non-related party notes payable for the three month periods ending December 31, 2005 and 2004 totaled $2,665 and $2,172, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of December 31, 2005, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
---------------

During the six-month period ended December 31, 2005 a total of 30,000 shares were granted at between $0.25 and $0.35 per share for legal fees valued at $9,100. A total of 50,000 shares at $0.20 per share were granted in lieu of $10,000 for broker fees. A total of 250,000 shares of Company stock were issued at $0.60 per share (based on the closing price on the respective grant date) to settle $237,000 of notes payable, resulting in a $87,000 gain. In addition, 6,000 shares of Company stock were issued at $0.60 and were granted in lieu of $3,600 of KSSY lease payments. The Company issued 60,000 shares of common stock at $0.60 per share (based on the closing price on the respective grant date) for satellite uplink services.

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the six and three months ended December 31, 2005 and 2004:

                                                  Six Months Ended
                                            --------------------------------
                                               Dec. 31,          Dec. 31,
                                                 2005              2004
                                            --------------    --------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                   ($518,708)       ($593,494)

Denominator for basic and diluted
   loss per common share:
     Weighted average common
      shares outstanding                        6,432,788        5,911,342

Net loss per common share
   available to common
     shareholders                                  ($0.08)          ($0.10)




                                                  Three Months Ended
                                            --------------------------------
                                               Dec. 31,          Dec. 31,
                                                 2005              2004
                                            --------------    --------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                   ($260,729)       ($322,397)

Denominator for basic and diluted
   loss per common share:
     Weighted average common
      shares outstanding                        6,523,315        5,946,638

Net loss per common share
   available to common
     shareholders                                  ($0.04)          ($0.05)


NOTE 10 - SUBSEQUENT EVENTS

In January 2006, the Company reached a final agreement to sell a 60% interest in the Company for $3,500,000. A total of 7,600,000 shares of common stock at $0.20 per share and 3,500,000 shares of Preferred Class A convertible stock at $0.57 per share will be issued upon contract signing. The preferred stock pays an annual dividend of 4%, has no voting rights, and is convertible into the Company's common stock on a one-to-one basis. In addition to receiving stock, the investor shall receive anti-dilution rights, a seat on the board of directors, and hold the position of Chairman of the Board. If the Company issues additional common stock for sale, the investor has the right, but not the obligation to purchase an amount of the additional stock equivalent to the percentage held by the investor at the time of the issuance of the new shares at the price being offered to the public.

The investor also has the first right of refusal to fund any of the Company's projects, should the Company elect to secure project financing. The agreement was the result of negotiations following receipt of a Letter of Intent in November 2005 and Board approval at its January 2006 Board meeting.

At the closing and receipt of funds by the Company from the investor of the $3,500,000, the third party responsible for introducing the Company to the investor will receive a consulting fee consisting of a cash payment equal to 15% of the amount invested, 500,000 shares of common stock and 500,000 shares of convertible preferred stock. The preferred stock pay an annual dividend of 10%, has no voting rights, can be called by the Company after a period of one year at a price of $1.00 per share by giving the party 30 days prior notice. The preferred stock is convertible into the Company's common stock on a one-to-one basis. The common stock will initially be in the form of unregistered shares. The Company shall file a registration statement with the Securities and Exchange Commission. Once the registration is completed, 170,000 shares of the third party's stock shall immediately become unrestricted. After a period of 90 days from the registration, an additional 165,000 shares will become unrestricted. After a period of 180 days from the registration, the remaining 165,000 shares will become unrestricted. Should the average trading volume of the Company's stock exceed 200,000 shares for five consecutive trading days, restrictions will be lifted from all common stock being held by the third party.

In January 2006, the Company's board of directors approved to allow its executives to convert their accrued salaries, less $50,000 each, to shares of common stock at a conversion rate of $1.00 per share or the current market price, which ever is greater.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

In January 2006 the Company reached final agreement in principle for a single investor, Sheikh Ahmed S. Al Seresry of Saudi Arabia, to purchase a 60% interest in the Company for $3,500,000. The agreement was the result of negotiations following receipt of a Letter of Intent in November 2005. This agreement addresses the Company's operational capital needs and will allow the Company to begin full implementation of its business plan.

After meeting all SEC and NASD requirements, OBN shares were approved for trading on the OTCBB on May 21, 2004. We anticipated that Company-owned sales of OBN stock would commence during the Fall of 2005 and had 1.6 million shares of stock registered and available for sale to the public, from which we expected to generate gross proceeds up to $4,000,000. Unfortunately, unforeseen market entry activities led management to cancel our initial public offering in October 2004 prior to the Company receiving anticipated proceeds. In addition, advertising revenues have been less than forecasted due to budgetary constraints in our sales effort. As a result, the Company has not
had the funds to fully implement our business plan.    The Company has funded
limited development of its broadcasting and production operations during the past eighteen months by incurring additional debt and securing project-specific investors. With the receipt of anticipated funds from Sheikh, the Company will begin full implementation of its business plan.

For broadcast operations, the Company now operates three broadcast networks - All Sports Television Network, Omni Broadcasting Network and Products on Demand Channel. The Company's recently installed in-house master control/playback system is fully operational, which affords the Company increased flexibility in programming and advertising insertion. The system has reduced cost by 84% over the contracted services previously used. Moreover, the system provides an automatic trafficking and billing system. In September 2005, we added 550 titles to our film library. We continue to build our affiliate television station base and have begun to implement our advertiser sales program. Currently we broadcast a variety of movies, sports programs, music series and comedies via the three networks which share the 24/7 uplink facility.

For production operations, the Company has completed its DVD/CD version of its The Four Tops 50th Anniversary Special. Worldwide distribution and sales are scheduled to begin in February 2006 in concert with Black History month. In addition, the Special will be the focus of a March 2006 PBS program. The Special has received a Telly Award for excellence in production quality. The Company began production on its Music on Demand series, after a successful pilot production. Further, a Video Music Showcase series has been completed and is currently being broadcast on Omni. Three low-budget "retro horror" feature films - The Creep, Virus Man, and Silver Angel vs. the Death Zombies - are still in production. These shows are scheduled to be aired on Omni during the Spring of 2006.

As mentioned above, the investment funds to be received will allow the Company
to implement its revised business plan.   The plan was enhanced to account for
the accomplishments made during the past year and for recently established industry relationships.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of December 31, 2005, and the unaudited statements of operations and cash flows for the six months ended December 31, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2005. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $518,708 during the six months ended December 31, 2005. The Company has a cash balance of $1,992 at December 31, 2005. In addition, at December 31, 2005 our accumulated deficit was $6,245,658 and we had negative working capital of $3,188,398. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity
financing sources and/or the extension of existing debt.   However, no
assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the winter of 2006 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete a major production during the fiscal year ended June 30, 2005, the Company was unable to give this area of business sufficient
attention.   The Company is aggressively developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

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

4) Expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue our efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training
program is being developed to assist with implementation of this policy.   The
Company has engaged the services of an independent adverting sales company with established relations with small and medium-sized advertising agencies.

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

7) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on its own. Instead, the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.

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

RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $195,441 for the six-month period ended December 31, 2005 as compared to $27,195 for the six-month period ended December 31, 2004. The primary sources of revenue were from the Broadcasting Operations segment, which generated $195,420 in revenues, net of affiliate costs, for the six-month period, as compared to $32,475 for the six-month period ended December 31, 2004. There were no sales generated from the corporate leased TV station during the six-month periods ended December 31, 2005 and 2004.

Expenses incurred during the six-month period ended December 31, 2005 totaled $780,076 as compared to $609,531 for the six month period ended December 31, 2004. Other income/expenses for the six-month period ended December 31, 2005 was income of $65,927 that primarily represents a gain on extinguishment of debt. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2005 was $518,708 as compared to a net loss of $593,494 for the six-month period ended December 31, 2004.

Results of operations for the six-month periods ended December 31, 2005 and
2004 are detailed in the charts below.   Included are the assets, liabilities,
revenues, expenses, other income and net income for the two segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the six months ended December 31, 2005:



                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items

Assets              $823,490      $429,507  $1,829,826 ($2,193,078)   $889,745
Liabilities       (1,651,376)     (598,921) (1,479,606)    495,993   3,233,910
Revenues, net of
affiliate costs      195,420             -          21           -     195,441
Expenses            (197,693)      (64,128)   (518,255)          -    (780,076)
Other Inc(Exp)       (65,400)      (21,393)    152,720           -      65,927
Net Income (Loss)   ($67,673)     ($85,521)  ($365,514)          -   ($518,708)


As of and for the six months ended December 31, 2004:

                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items
Assets              $589,423      $360,872  $1,490,082 ($1,854,227)   $586,150
Liabilities       (1,266,830)     (487,763)   (813,755)    498,093  (2,070,255)
Revenues, net of
affiliate costs       32,475        18,972           -     (24,252)     27,195
Expenses            (179,225)      (85,657)   (368,901)     24,252    (609,531)
Other Inc (Exp)      (23,457)     (154,979)    167,278           -     (11,158)
Net Income (Loss)  ($170,207)    ($221,664)  ($201,623)          -   ($593,494)




      *Expenses include operating expenses, interest expense and cost of sales.

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

Broadcasting Operations (Omni, ASTN and POD)

For the six months ended December 31, 2005, revenues, net of affiliate costs, from this segment of operations totaled $195,420. Revenues for the same period in 2004 were $32,475. Expenses were $197,693 for the six months ended December 31, 2005 as compared to $179,225 for the six month period ended December 31, 2004. Among the items expensed during that period ending December 31, 2005 was $61,405 of accrued salaries. The net loss for this segment of operations was $67,673 for the six months ended December 31, 2005 as compared to a net loss of $170,207 for the same period in 2004.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the six months ended December 31, 2005 as compared to $18,972 during the same period in 2004. This segment incurred $64,128 of expense during the period compared to $85,657 in 2004. Expenses included $43,976 of accrued salaries. Other expenses for the six month period ending December 31, 2005 was $21,393 compared to $154,979 during the same period of 2004. The majority of other expense was the write off of property rights totaling $18,092 in 2005 and an $111,730 impairment in 2004. The net loss for this segment was $85,521 for the six months ended December 31, 2005 as compared to a loss of $221,664 for the period in 2004.

OBN Corporate

Revenues generated from OBN corporate operations totaled $21 during the six months ended December 31, 2005 as compared to $0 of revenue during the same period of 2004. The expenses incurred by OBN corporate were $518,255 for the six months ended December 31, 2005 as compared with $368,901 in 2004. Expenses for the six month period ending December 31, 2005 included $94,883 of accrued salary expenses, $123,000 of satellite uplink services and $25,200 of KSSY
operational costs.   Other income totaling $152,720 was recognized during the
period, which included an $87,000 gain from the extinguishment of an outstanding debt. The net loss for OBN corporate was $365,514 during the period ended December 31, 2005 as compared to a net loss of $201,623 for the same period in 2004.

Revenue for the three-month periods ending December 31, 2005 and 2004 totaled $132,695 and $0, respectively. Expenses for the three-month periods ending December 31, 2005 and 2004 were $392,049 and $315,578, respectively. Expenses for the three-month period ending December 31, 2005 included $47,442 of accrued salaries, $72,900 of satelite uplink expenses and $15,866 for KSSY operations. For the three-month periods ending December 31, 2005 and 2004, the net loss was $260,729 and $322,397, respectively.


Three-Month Period Ended December 31, 2005 as Compared to December 31, 2004

Revenue for the three month periods ending December 31, 2005 and 2004 totaled $132,695 and $(4,135), respectively. Expenses for the three month periods ending December 31, 2005 and 2004 were $392,049 and $315,578, respectively. Expenses for the three month period ending December 31, 2005 included $47,442 of accrued salaries, $72,900 of satellite uplink expenses and $15,866 for KSSY operations. For the three month periods ending December 31, 2005 and 2004, the net loss was $260,397 and $322,397, respectively.

Results of operations for the three-month periods ended December 31,
2005 and 2004 are detailed in the charts below.   Included are the
revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


As of and for the quarter ended December 31, 2005:



                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items

Revenues, net of
affiliate costs      132,713             -         (18)          -     132,695
Expenses             (89,016)      (32,080)   (270,953)          -    (392,049)
Other Inc(Exp)             -        (1,375)          -           -      (1,375)
Net Income (Loss)    $43,697      ($33,455)  ($270,971)          -   ($260,729)


As of and for the quarter ended December 31, 2004:





                  Broadcasting   Production  Corporate  Reconciling    Total
                   Operations    Operations                Items

Revenues, net of
affiliate costs      ($4,135)            -           -           -     ($4,135)
Expenses             (63,190)      (48,897)   (203,491)          -    (315,578)
Other Inc(Exp)       (19,116)     (151,579)    168,011           -      (2,684)
Net Income (Loss)   ($86,441)    ($200,476)   ($35,480)          -   ($322,397)

*(Expenses include operating expenses, interest expense and cost of sales)


Broadcasting Operations (Omni, ASTN and POD)

For the three months ended December 31, 2005, revenues, net of affiliate costs, from this segment of operations totaled $132,713. Revenues for
the same period in 2004 were ($4,135).    Expenses were $89,016 for the
three months ended December 31, 2005 as compared to $63,190 for the three-month period ended December 31, 2004. Among the items expensed during that period ending December 31, 2005 was $30,702 of accrued salaries. The net loss for this segment of operations was $43,697 for the three months ended December 31, 2005 as compared to a net loss of $86,411 for the same period in 2004.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended December 31, 2005 as compared to $0 during the same period in 2004. This segment incurred $32,080 of expense during the period compared to $48,897 in 2004. Expenses included $21,988 of accrued salaries. Other expenses for the three month period ending December 31, 2005 was $1,375 compared to $151,579 during the same period of 2004. The net loss for this segment was $33,455 for the three months ended December 31, 2005 as compared to a loss of $200,476 for the period in 2004.

OBN Corporate

Revenues generated from OBN corporate operations totaled $18 during the three months ended December 31, 2005 as compared to $0 of revenue during the same period of 2004. The expenses incurred by OBN corporate were $270,953 for the three months ended December 31, 2005 as compared with $203,491 in 2004. Expenses for the three month period ending December 31, 2005 included $47,442 of accrued salary expenses, $72,900 of
satellite uplink services and $15,866 of KSSY operational costs.   The
net loss for OBN corporate was $270,971 during the period ended December 31, 2005 as compared to a net loss of $35,480 for the same period in 2004.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005 the Company's current liabilities of $3,191,190 exceed current assets of $2,792 by $3,188,398. Approximately 41% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until a secondary stock offering provides the needed funding. A portion of the payroll shall be paid once a private stock sale is completed. (see Note 10). At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price is $1.00 per share, or market value of the common stock, whichever is greater.

The Company has two capital lease expenditure commitments. There is a capital lease of KSSY, television station located in California for $4,166 per month for three years, after which time OBN has the option to acquire 95% ownership in the station, provided the Federal Communications Commission approves the transfer. In July, 2005, the Company entered into a capital lease for broadcast master control and play back equipment for $1,841 per month for three years, after which time OBN has the option to purchase the equipment for one dollar.

All other expenses are variable, and we match them to the availability of funds. The station and broadcast equipment leases will be paid from funds generated from operations. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 3 and 6 to the consolidated financial statements in this document.

Management's plans to address the Company's liquidity issues include obtaining additional capital through equity financing sources and/or the extension of
existing debt.   However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the winter of 2006 so the Company can expand its affiliate base, develop more programming and achieve profitability.

See the Going Concern section for managements' plans to address the Company's liquidity issues.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation at December 31, 2005 under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A total of 30,000 shares were granted at between $0.25 and $0.35 per share for legal fees valued at $9,100. A total of 50,000 shares at $0.20 per share were granted in lieu of $10,000 for broker fees.

The above issuances were unregistered, as the Company was relying on the exemptions from registration contained in Section 4(2) of the Securities Act, and Regulation D promulgated thereunder, on the basis that such transactions did not involve public offerings of securities.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

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


OBN HOLDINGS, INC
(Registrant)

Dated:  February 14, 2006       By: /s/ Roger Neal Smith
                                    ------------------------------
                                     Roger Neal Smith
                                     Chief Executive Officer