Form 10QSB
period 2006-03-31
OBN HOLDINGS
filed 2006-05-15
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

(x) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2006

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2006 the Company had 6,773,804 shares of its $o.001 par value common stock issued and outstanding.

------------------------------------
Transitional Small Business Disclosure Format (Check one):   Yes ( )    No (x)

                             OBN Holdings, Inc.


                            INDEX TO FORM 10-QSB


                                                                         PAGE
PART I ---FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
       June 30, 2005                                                        1
    Consolidated Statements of Operations (Unaudited) for the Three and
       Nine Month Periods Ended March 31, 2006 and 2005                     2
    Consolidated Statements of Cash Flows (Unaudited) for the Nine Month
       Periods Ended March 31, 2006 and 2005                                3
    Notes to Unaudited Consolidated Financial Statements                    4
  Item 2. Management's Discussion and Analysis or Plan of Operations       22
  Item 3. Controls and Procedures                                          31

PART II --- OTHER INFORMATION
  Item 1. Legal Proceedings                                                32
  Item 2. Change in Securities and Use of Proceeds                         32
  Item 3. Unregistered Sales of Equity Securities and Use of Proceeds      32
  Item 4. Submission of Matters to a Vote of Securities Holders            32
  Item 5. Other Information                                                32
  Item 6. Exhibits                                                         32

PART 1:  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED Financial Statements

                                    OBN Holdings, Inc
                                CONSOLIDATED BALANCE SHEETS

                                                      March 31,      June 30,
                                                        2006          2005
                                                    -----------   -----------
                                                    (Unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                               $3,368        $1,933
 Accounts receivable, net of allowance for doubtful
    accounts of $18,420 and $214,500, respectively           --        18,299
 Other receivables                                          800           801
                                                      ---------     ---------
         Total current assets                             4,168        21,033
                                                      ---------     ---------
Fixed assets, net of accumulated depreciation of
 $16,779 and $1,151, respectively                        46,612         1,349
Broadcast license                                       130,000       130,000
Programming rights, net of accumulated amortization
 of $93,784 and $76,489, respectively                   377,530       418,916
Film library, net of accumulated amortization of
 $62,665 and $22,700, respectively                      295,435        60,400
Website development costs, net of accumulated
 amortization of $70,114 and $60,185, respectively        4,393        14,322
                                                      ---------     ---------
         Total assets                                  $858,138      $646,020
                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                      $999,630       746,584
 Accrued payroll and related                          1,240,352     1,019,568
 Deferred revenue                                       162,471        38,175
 Current portion of obligations under capital lease      23,643        47,406
 Programming rights payable                              90,030        90,030
 Notes and accrued interest payable                     144,861       359,765
 Notes and accrued interest payable to related parties  491,304       371,525
                                                      ---------     ---------
         Total current liabilities                    3,152,291     2,673,053


Capital lease obligation, net of current portion         42,720         7,124
                                                      ---------     ---------
         Total liabilities                            3,195,011     2,680,177
                                                      ---------     ---------





Stockholders' deficit:
 Undesignated preferred stock, $0.001 par value;
     20,000,000 shares authorized; no shares issued
     and outstanding                                        ---           ---
 Common stock; $0.001 par value; 50,000,000 shares
    authorized; 6,773,804 and 6,167,804 shares issued
    and outstanding, respectively                         6,774         6,168
 Additional paid-in capital                           4,097,219     3,686,624
 Accumulated deficit                                 (6,440,866)   (5,726,949)
                                                      ---------     ---------
         Total stockholders' deficit                 (2,336,873)   (2,034,157)
                                                      ---------     ---------

                                                       $858,139      $646,020
                                                      =========     =========


See accompanying notes to unaudited consolidated financial statements.

                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                   For the Three months    For the Nine months
                                       ended March 31,         ended March 31,
                                   ---------------------    -------------------

                                      2006       2005         2006       2005
                                   ---------   ---------   ---------   ---------

Revenue, net of affiliate costs      $60,172      $5,735    $250,302     $32,930

Cost of sales                         48,600       3,291     230,400      48,343
                                   ---------   ---------   ---------   ---------
  Gross (loss) profit                 11,572       2,444      19,902     (15,413)

General & administrative expenses    196,069     171,148     771,875     735,627
                                   ---------   ---------   ---------   ---------
Loss from operations                (184,494)   (168,704)   (751,973)   (751,040)
                                   ---------   ---------   ---------   ---------

Other income (expense):
 Other income (expense), net            --           200      69,028       1,234
  Interest expense                   (10,711)     (6,448)    (30,971)    (18,640)
                                   ---------   ---------   ---------   ---------
     Total other
       income (expense), net         (10,711)     (6,248)     38,057     (17,406)
                                   ---------   ---------   ---------   ---------

Loss before income taxes           ($195,208) ($174,952)   ($713,916)  ($768,446)

Income taxes                           --         --            --        --
                                   ---------   ---------   ---------   ---------

  Net loss                          (195,208)   (174,952)   (713,916)   (768,446)
                                   =========   =========   =========   =========

Net loss available to common
 shareholders per common share:

 Basic and diluted net loss per
  common share:                     ($0.03)     ($0.03)     ($0.11)     ($0.13)
                                   =========   =========   =========   =========

  Basic and diluted weighted
  average shares outstanding       6,601,915   6,000,725   6,488,340   5,940,701
                                   =========   =========   =========   =========


See accompanying notes to unaudited consolidated financial statements.

                           OBN Holdings, Inc.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      FOR THE NINE MONTHS
                                                         ended March 31,


                                                       2006            2005
                                                    -----------     -----------
                                                    (Unaudited)     (Unaudited)
Cash flows from operating activities
  Net loss                                           ($713,916)       ($768,446)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain on settlement of debt                         (87,000)             ---
    Impairment of programming rights                    18,092              ---
    Bad debt expense                                    18,420              ---
    Depreciation and amortization                       87,247           62,557
    Shares issued for services                          55,100           53,705
    Changes in operating assets and liabilities:
        Accounts receivable, net                          (120)         (45,675)
        Programming rights                                 ---          400,875
        Accounts payable and accrued expenses          517,205            6,625
                                                    ----------       ----------
          Net cash used in operating activities       (104,973)        (290,359)
                                                    ----------       ----------

Cash flows from financing activities:
  Proceeds from notes payable                           12,500          107,249
  Proceeds from notes payable to related parties       108,105           68,000
  Repayments on notes payable                              ---          (15,000)
  Repayments on notes payable to related parties           ---           (3,500)
  Principal payments under capital lease
       Obligations                                     (14,197)             ---
  Proceeds from issuance of common stock                   ---          146,246
                                                    ----------       ----------
       Net cash provided by financing Activities       106,408          302,995
                                                    ----------       ----------
Net change in cash and cash equivalents                  1,435           12,636

Cash, and cash equivalents beginning of period           1,933            3,493
                                                    ----------       ----------
Cash, and cash equivalents end of period                 3,368          $16,129
                                                    ==========       ==========


Supplemental disclosure of cash flow information
   Cash paid during the year for:
         Interest                                   $      ---          $11,910
                                                    ==========       ==========
         Income taxes                               $      ---       $      ---
                                                    ==========       ==========

Supplemental disclosure of noncash investing and
Financing activities:
   Programming right in exchange for
      accounts payable                              $      ---         $176,000
                                                    ----------       ----------
   Payments of accounts payable with common
      Stock                                         $      ---          $49,740
                                                    ----------       ----------
   Purchase of programming rights with
       common stock                                 $      ---          $17,500
                                                    ----------       ----------
   Prepaid expenses with common stock               $      ---          $60,000
                                                    ----------       ----------
   Programming rights in exchange for notes
       Payables                                     $      ---         $237,000
                                                    ----------       ----------
   Purchase of broadcast equipment under capital
       lease                                           $59,322       $      ---
                                                    ----------       ----------
   Shares issued to settle debt                       $150,000       $      ---
                                                    ----------       ----------
   Purchase of film library in exchange for
       deferred revenue                               $275,000       $      ---
                                                    ----------       ----------
   Payments of capital lease with common stock          $6,100       $      ---
                                                    ----------       ----------
   Conversion of accrued salaries to
       Common stock                                   $200,000       $      ---
                                                    ----------       ----------


See accompanying notes to unaudited consolidated financial statements.

                            OBN HOLDINGS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 2006 and 2005



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

Operating results for the nine-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2005.


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

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $713,916 during the nine months ended March 31, 2006. The Company has a cash balance of $3,368 at March 31, 2006. In addition, at March 31, 2006 our accumulated deficit was $6,440,866 and we had negative working capital of $3,148,123.
The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity
financing sources and/or the extension of existing debt.   However, no
assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the spring of 2006 so the Company can expand its affiliate base, develop more programming and achieve profitability (see Note 10).

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ended
June 30, 2005, the Company was unable to give this area of business sufficient attention. The Company is aggressively developing new television programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

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

4) Expanding sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue its efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training
program is being developed to assist with implementation of this policy.   The
Company has engaged the services of an independent advertising sales company with established relations with small and medium-sized advertising agencies.

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

A summary of the segments for the three and nine month periods ended March 31, 2006 and 2005 is presented in the tables below:

As of and for the nine months ended March 31, 2006:



                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Assets              $790,978        $429,490    $1,832,248   ($2,194,578)    $858,138
Liabilities       (1,629,104)       (631,305)   (1,430,595)      495,993    3,195,013
Revenues, net of
affiliate costs      250,109              -            193            -       250,302
Expenses            (264,122)        (99,630)     (669,494)           -    (1,033,247)
Other Inc(Exp)       (65,400)        (18,292)      152,720            -        69,029
Net Loss            ($79,413)      ($117,922)    ($516,581)           -     ($713,916)



As of and for the quarter ended March 31, 2006:



                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Revenues, net of
affiliate costs      $60,000              -           172           -         $60,172
Expenses             (71,741)       (32,401)     (151,238)          -        (255,380)
Other Inc (Exp)            -         (1,375)            -           -               -
Net Income (Loss)   ($11,741)      ($32,401)    ($151,066)          -       ($195,208)



As of and for the nine months ended March 31, 2005:


<CAPTION

                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Assets              $634,041        $575,472    $1,591,315   ($1,884,626)    $916,202
Liabilities       (1,345,594)       (730,466)     (920,549)      495,592   (2,501,017)
Revenues, net of
affiliate costs       30,710          26,472             -       (24,252)      32,930
Expenses            (215,418)       (125,260)     (467,544)       24,252     (783,070)
Other Inc(Exp)       (23,545)       (179,979)      186,118            -       (17,406)
Net Income (Loss)  ($208,253)      ($278,767)    ($281,426)           -     ($768,446)


As of and for the quarter ended March 31, 2005:


                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items


Revenues, net of
affiliate costs      ($1,765)         7,500             -           -          $5,735
Expenses             (36,193)       (39,603)      (98,643)          -        (174,439)
Other Inc (Exp)          (88)       (25,000)       18,840           -          (6,248)
Net Income (Loss)   ($38,046)      ($57,103)     ($79,803)          -       ($174,952)



 (Expenses include operating expenses, interest expense and cost of sales)

Reconciling items consist of intercompany balances. Revenue reconciling items are primarily the licensing of program content produced by the production subsidiaries to the broadcast subsidiaries. Expense reconciling items is primarily the allocation of satellite uplink costs to the broadcast subsidiaries. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $18,420 of outstanding receivables as of March 31, 2006, which has been fully reserved. For the nine-month periods ended March 31, 2006 and 2005, sales to the two largest customers totaled approximately 59% and 65% of revenue, respectively. For the three-month periods ended March 31, 2006 and 2005, sales to the two largest customers totaled approximately 100% and 99% of revenue, respectively.

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

The film library is discussed in Note 5. These assets are being amortized over their estimated useful life of 10 years.

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, Accounting for Web Site Development Costs. Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $17 and $9,929 for the three and nine month periods ended March 31, 2006, respectively. For the three and nine-month periods ended March 31, 2005, amortization expenses were $5,625 and $17,055, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at March 31, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which l ong-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment change of $18,092. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets existed at March 31, 2006. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscribers/households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the nine-month periods ended March 31, 2006 and 2005, affiliate costs totaled $5,311 and $8,079, respectively.

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total of services to be provided under the contract was $100,000. During the quarter ended December 31, 2005, the Company recorded the last installment of the advertising revenue and expenses of $4,000 related to this agreement, based on the number of aired advertisements. Cumulative revenue from this barter agreement for the years 2006 and 2005 were $58,000 and $42,000, respectively. Nothing was recorded for the current Qarter.


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


Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending March 31, 2006 and 2005, the Company's advertising costs were $4,000 and $0, respectively. For the nine-month periods ended March 31, 2006 and 2005, the Company's advertising costs were $62,000 and $0, respectively.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarters ended March 31, 2006 and 2005. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.


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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 9).

Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three and nine months ended March 31, 2006 and 2005.

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

NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended March 31, 2006 and 2005, there were no production costs, respectively. For the nine-month periods ended March 31, 2006 and 2005, production costs were $0 and $2,570, respectively. At March 31, 2006 cumulative production costs totaled $66,184.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates, (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of "From The Heart:
The Four Tops 50th Anniversary and Celebration" after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in the Four Tops Television Special for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic's capitalized programming cost related to this program totaled $300,000 as of March 31, 2006.

OMNI has purchased various programming rights assets totaling $105,130 as of March 31, 2006.

For the nine months ended March 31, 2006 and 2005, the Company recorded amortization expense of $17,295 and $32,111, respectively, related to its programming rights. For the three-month periods ended March 31, 2006 and 2005, amortization expense was $5,917 and $16,442.

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

During the nine-month periods ended March 31, 2006 and 2005, the Company recorded amortization expense of $39,965 and $6,600, respectively, related to its film library. Amortization expenses for the three-month periods ended March 31, 2006 and 2005 totaled $17,905 and $4,025.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Revenue Sharing Agreement

On March 15, 2005, the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of March 31, 2006, no revenues had been realized from this agreement.

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

NOTE 7 - NOTES PAYABLE

The Company has $424,810 in loans from related parties under 5% promissory notes, of which $19,060 was advanced to the Company during the three period ended March 31, 2006. The principal and interest is due and payable on demand. As of March 31, 2006, the accrued interest on these notes totaled $30,269.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at March 31, 2006. The note has no set maturity date, and is payable upon demand. As of March 31, 2006, the accrued interest on this note totaled $1,663.

The Company has short-term loans with its executives for a total of $31,063. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the nine months ended March 31, 2006 and 2005 was $15,411 and $12,462, respectively. For the three month periods ended March 31, 2006 and 2005, related party interest expense was $7,703 and $5,370, respectively.

At March 31, 2006 the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of March 31, 2006, the accrued interest on the note totaled $1,667.

As of March 31, 2006 the Company has short-term loans with third parties for a total of $12,500. The loans have no interest rate and are payable upon demand.

On July 29, 2004 the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 11.50% as of March 31, 2006). Accrued interest on the note totaled $6,032 as of March 31, 2006.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September
24, 2007 plus interest at prime plus 1% (totaling 8.5% as of March 31, 2006). As of March 31, 2006, the accrued interest on the note totaled $4,762.

As of March 31, 2006, the interest on all non-related notes payable totaled $15,560. Interest on non-related party notes payable for the three-month periods ending March 31, 2006 and 2005 totaled $3,007 and $2,456, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of March 31, 2006, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
-------------

During the nine-month period ended March 31, 2006 a total of 30,000 shares were granted at between $0.25 and $0.35 per share for legal fees valued at $9,100.
A total of 50,000 shares at $0.20 per share were granted in lieu of $10,000 for
broker fees.   A total of 250,000 shares of Company stock were issued at $0.60 per share (based on the closing price on the respective grant date) to settle $237,000 of notes payable, resulting in a $87,000 gain. In addition, 6,000 shares of Company stock was issued at $0.60 per share and 10,000 shares of the Company's stock at $0.25 per share, based on the closing price on the respective grant dates, were granted in lieu of $6,100 of KSSY lease payments. The Company issued 60,000 shares of common stock at $0.60 per share (based on the closing price on the respective grant date) for satellite uplink services. Finally, a total of 200,000 shares were issued to executives at $1.00 per share in accordance with a Board-approved resolution to convert outstanding accrued salaries.

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the nine months ended March 31, 2006 and 2005:


                                                  Nine Months Ended
                                          ------------------------------------
                                              March 31,           March 31,
                                                2006                2005
                                          ---------------      ---------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                ($713,916)         ($768,446)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     6,488,340          5,940,701

Net loss per common share
   available to common
     shareholders                               ($0.11)            ($0.13)




                                                  Three Months Ended
                                          ------------------------------------
                                              March 31,           March 31,
                                                2006                2005
                                          ---------------      ---------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                ($195,208)         ($174,952)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     6,601,915          6,000,725

Net loss per common share
   available to common
     shareholders                               ($0.03)            ($0.03)


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

At the closing and receipt of funds by the Company from the investor of the $3,500,000, the third party responsible for introducing the Company to the investor will receive a consulting fee consisting of a cash payment equal to 15% of the amount invested, 500,000 shares of common stock and 500,000 shares of convertible preferred stock. The preferred stock pay an annual dividend of 4%, has no voting rights, can be called by the Company after a period of one year at a price of $1.00 per share by giving the party 30 days prior notice. The preferred stock is convertible into the Company's common stock on a one-to-one basis. The common stock will initially be in the form of unregistered shares. The Company shall file a registration statement with the Securities and Exchange Commission. Once the registration is completed, 170,000 shares of the third party's stock shall immediately become unrestricted. After a period of 90 days from the registration, an additional 165,000 shares will become unrestricted. After a period of 180 days from the registration, the remaining 165,000 shares will become unrestricted. Should the average trading volume of the Company's stock exceed 200,000 shares for five consecutive trading days, restrictions will be lifted from all common stock being held by the third party.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

The Company reached a final agreement in principle for a single investor, Sheikh Ahmed S. Al Seresry of Saudi Arabia, to purchase a 60% interest in the Company for $3,500,000. The agreement was the result of negotiations following receipt of a Letter of Intent in November 2005 and contract finalization in March 2006.

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

As a result of the announcement that the WB and UPN television networks are merging in a single network, the Company decided to temporarily suspend it broadcast operations beginning in March, 2006. The reason for the suspension is to restructure its television affiliate base by securing a greater number of larger television stations that lost there network affiliation through the WB/UPN merger. Securing the affiliates require obtaining and developing new content for airing, and eliminating the Company's affiliation with low-power television stations in the same television markets as the larger stations being targeted. Broadcasting is scheduled to resume in August, 2006, which is the new fall television season. Management believes that this strategy will accelerate the growth of its broadcast operations because the larger affiliate base will allow the Company to charge much higher advertising rates.

For production operations, the Company has completed its DVD/CD version of its Four Tops 50th Anniversary Special. Worldwide distribution and sales are scheduled to begin in June 2006. In addition, the Special will be the focus of a PBS program. The Special has received a Telly Award for excellence in production quality. The Company began production on its Music on Demand series, after a successful pilot production. Further, a Video Music Showcase series has been completed and is currently being broadcast on Omni. Three low-budget "retro horror" feature films - The Creep, Virus Man, and Silver Angel vs. the Death Zombies - are still in production. These shows are scheduled to be aired on Omni during the Summer of 2006.

As mentioned above, the investment funds recently received will allow the
Company to implement its revised business plan.   The plan was enhanced to
account for the accomplishments made during the past year and for recently established industry relationships.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of December 31, 2005, and the unaudited statements of operations and cash flows for the nine months ended March 31, 2006 and 2005, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2005. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company' s actual results during 2005-06 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2005 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $713,916 during the nine months ended March 31, 2006. The Company has a cash balance of $3,368 at March 31, 2006. In addition, at March 31, 2006 our accumulated deficit was $6,440,866 and we had negative working capital of $3,148,129. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity
financing sources and/or the extension of existing debt.   However, no
assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the spring of 2006 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the commitment to complete the major production during the fiscal year ended
June 30, 2005, the Company was unable to give this area of business
sufficient attention.   The Company is aggressively developing new television
programs for the Omni Broadcasting Network. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the network. The Company expects the new television programs to attract a greater audience interest, which will also result in a larger number of affiliate television stations.

2) Syndicating programs the Company produces whenever possible, given the success with the Four Tops. The Company now has a syndicator under contract. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the Omni Broadcasting Network, as well as licensing the programs to other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both th e United States and Europe.

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

4) Management is expanding our sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue our efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of
this policy.   The Company has engaged the services of an independent
advertising sales company with established relations with small and medium-sized advertising agencies.

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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $250,302 for the nine-month period ended March 31, 2006 as compared to $32,930 for the nine-month period ended March 31, 2005. The primary source of revenue was from the Broadcasting Operations segment, which generated $250,109 in revenues, net of affiliate costs, for the nine-month period, as compared to $30,710 for the nine-month period ended March 31, 2005. The increase in revenue was primarily the result of recognizing deferred revenue from advertising spots sold under barter exchange agreements. There were $193 and $0 sales generated from the corporate leased TV station during the nine-month periods ended March 31, 2006 and 2005, respectively.

Expenses incurred during the nine-month period ended March 31, 2006 totaled $1,003,247 as compared to $783,070 for the nine-month period ended March 31, 2005. The increase in expenses was primarily due to satellite uplink expenses that did not exist during the 2005 fiscal year. Other income/expenses for the nine-month period ended March 31, 2006 was income of $69,029 that primarily represents a gain on extinguishment of debt. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2006 was $713,916 as compared to a net loss of $768,446 for the nine-month period ended March 31, 2005.

Results of operations for the nine-month periods ended March 31, 2006 and 2005
are detailed in the charts below.   Included are the assets, liabilities,
revenues, expenses, other income and net income for the two segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the nine months ended March 31, 2006:

<CAPTION

                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Assets              $790,978        $429,490    $1,832,248   ($2,194,578)    $858,138
Liabilities       (1,629,104)       (631,305)   (1,430,595)      495,993    3,195,013
Revenues, net of
affiliate costs      250,109              -            193            -       250,302
Expenses            (264,122)        (99,630)     (669,494)           -    (1,033,247)
Other Inc(Exp)       (65,400)        (18,292)      152,720            -        69,029
Net Income (Loss)   ($79,413)      ($117,922)    ($516,581)           -     ($713,916)


As of and for the nine months ended March 31, 2005:



                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Assets              $634,041        $575,472    $1,591,315   ($1,884,626)    $916,202
Liabilities       (1,345,594)       (730,466)     (920,549)      495,592   (2,501,017)
Revenues, net of
affiliate costs       30,710          26,472             -       (24,252)      32,930
Expenses            (215,418)       (125,260)     (467,544)       24,252     (783,070)
Other Inc(Exp)       (23,545)       (179,979)      186,118            -       (17,406)
Net Income (Loss)  ($208,253)      ($278,767)    ($281,426)           -     ($768,446)


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


Broadcasting Operations (Omni, ASTN and POD)

For the nine months ended March 31, 2006, revenues, net of affiliate costs, from this segment of operations totaled $250,109. Revenues for the same period in 2005 were $30,710. The revenue increase was due to advertising sales realized under Barter arrangements. Expenses were $264,122 for the nine months ended March 31, 2006 as compared to $215,418 for the nine-month period ended March 31, 2005. The Increase in expenses was primarily related to the launching of ASTN during 2006. Among the items expensed during that period ending March 31, 2006 was $65,954 of accrued salaries. The net loss for this segment of operations was $79,413 for the nine months ended March
31, 2006 as compared to a net loss of $208,253 for the same period in 2005.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2006 as compared to $26,472 during the same period in 2005. This segment incurred $99,630 of expense during the period compared to $125,260 in 2005. The decreases in both revenues and expenses were due to decreased production activity because the Company's funding was not in place. Expenses included $65,964 of accrued salaries. Other expense for the nine-month period ending March 31, 2006 was $18,292 compared to $179,979 during the same period of 2005. The majority of other expense was the write off of terminated programming rights. The net loss for this segment was $117,922 for the nine months ended March 31, 2006 as compared to a loss of $278,767 for the period in 2005.

OBN Corporate

Revenues generated from OBN corporate operations totaled $193 during the nine months ended March 31, 2006 as compared to $0 of revenue during the same period of 2005. The expenses incurred by OBN corporate were $669,494 for the nine months ended March 31, 2006 as compared with $467,544 in 2005. The increase in expenses was due to satellite uplink expenses that were not incurred in the prior year. Expenses for the nine-month period ending March 31, 2006 included $142,324 of accrued salary expenses, $230,400 of satellite uplink services and $78,922 of KSSY operational costs. Other income totaling $152,720 was recognized during the period, which included an $87,000 gain from the extinguishment of an outstanding debt. The net loss for OBN corporate was $516,581 during the period ended March 31, 2006 as compared to a net loss of $281,426 for the same period in 2005.

Three-Month Period Ended March 31, 2006 as Compared to March 31, 2005

Revenue for the three-month periods ending March 31, 2006 and 2005 totaled $60,172 and $5,735, respectively. Revenue increase was the result of additional advertising sales under barter arrangements. Expenses for the three-month periods ending March 31, 2006 and 2005 were $255,380 and $174,439, respectively. The expense increase was the result of additional satellite uplink expenses. Expenses for the three-month period ending March 31, 2006 included $91,418 of accrued salaries, $48,600 of satellite uplink expenses and $15,866 for KSSY operations. For the three-month period ending March 31, 2006 and 2005, the net loss was $195,208 and $174,952, respectively.

Results of operations for the three-month periods ended March 31, 2006 and
2005 are detailed in the charts below.   Included are the revenues, expenses,
other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


As of and for the quarter ended March 31, 2006:


                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items
Revenues, net of
affiliate costs      $60,000              -           172           -         $60,172
Expenses             (71,741)       (32,401)     (151,238)          -        (255,380)
Other Inc (Exp)            -         (1,375)            -           -               -
Net Income (Loss)   ($11,741)      ($32,401)    ($151,066)          -       ($195,208)

As of and for the quarter ended March 31, 2005:



                  Broadcasting    Production    Corporate    Reconciling      Total
                   Operations     Operations                   Items

Revenues, net of
affiliate costs      ($1,765)         7,500             -           -          $5,735
Expenses             (36,193)       (39,603)      (98,643)          -        (174,439)
Other Inc (Exp)          (88)       (25,000)       18,840           -          (6,248)
Net Income (Loss)   ($38,046)      ($57,103)     ($79,803)          -       ($174,952)

 (Expenses include operating expenses, interest expense and cost of sales)

Broadcasting Operations (Omni, ASTN and POD)

For the three months ended March 31, 2006, revenues, net of affiliate costs, from this segment of operations totaled $60,000. Revenues for the same period in 2005 were ($1,765). The revenue increase was a result of advertising sales being recognized under barter arrangements. Expenses were $71,741 for the three months ended March 31, 2006 as compared to $36,193 for the three-month period ended March 31, 2005. Broadcast expenses increased due to the operations of ASTN, which was launched during this fiscal year. Among the items expensed during that period ending March 31, 2006 was $21,988 of accrued salaries. The net loss for this segment of operations was $11,741 for the three months ended March 31, 2006 as compared to a net loss of $38,046 for the same period in 2005.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended March 31, 2006 as compared to $7,500 during the same period in 2005. This segment incurred $32,401 of expense during the period compared to $39,603 in 2005. Expenses included $21,988 of accrued salaries. The net loss for this segment was $32,401 for the three months ended March 31, 2006 as compared to a loss of $57,103 for the period in 2005.

OBN Corporate

Revenues generated from OBN corporate operations totaled $172 during the three months ended March 31, 2006 as compared to $0 of revenue during the same period of 2005. The expenses incurred by OBN corporate were $151,238 for the three months ended March 31, 2006 as compared with $98,643 in 2005. Corporate expenses increased as a result of additional satellite uplink expenses. Expenses for the three-month period ending March 31, 2006 included $47,442 of accrued salary expenses, $48,600 of satellite uplink services and $24,579 of KSSY operational costs. The net loss for OBN corporate was $151,066 during the period ended March 31, 2006 as compared to a net loss of $79,803 for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 the Company's current liabilities of $3,152,291 exceed current assets of $4,168 by $3,148,123. Approximately 39% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the needed funding is received. A portion of the payroll shall be paid once a private stock sale is completed (See Note 10). At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price is $1.00 per share, or market value of the common stock, whichever is greater. As a result, $200,000 of of accrued salaries were converted into 200,000 shares.

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

Management's plans to address the Company's liquidity issues include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operation will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of $3,500,000 through equity financing sources and anticipates implementing its business plan to expand its affiliate base, develop more programming and achieve profitability.

See the Going Concern section for management's plans to address the Company's liquidity issues.

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

  (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO) of the effectiveness of the Company's disclosure" controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.

  (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A total of 30,000 shares were granted at between $0.25 and $0.35 per share for legal fees valued at $9,100. A total of 50,000 shares at $0.20 per share were granted in lieu of $10,000 for broker fees. A total of 200,000 shares were issued to Company executives at $1.00 per share as conversion of accrued salaries. A total of 10,000 shares were issued at $0.25 as payment of KSSY lease payment.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  May 14, 2006       	  By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer