Form 10KSB
period 2006-06-30
OBN HOLDINGS
filed 2006-12-27
CIK 1261204

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

                                (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the annual period ended June 30, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $247,382.   Aggregate
market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $803,880 based on a price of $0.10 as of December 14, 2006. As of December 19, 2006 the Company had 8,038,804 shares of its $0.001 par value common stock issued and outstanding.

            Transitional Small Business Disclosure Format (check one):
                             Yes _____  No       X

                            TABLE OF CONTENTS

PART I
ITEM 1.   Description of Business                                       1
ITEM 2.   Description of Properties                                     6
ITEM 3.   Legal Proceedings                                             6
ITEM 4.   Submission of Matters to a Vote of Security Holders           6

PART II
ITEM 5.   Market Information                                            7
ITEM 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7
ITEM 7.   Financial Statements                                         18
ITEM 8.   Changes and Disagreements with Accountants on
           Accounting and Financial Disclosure                         42
ITEM 8A.  Disclosure Controls and Procedures                           42

PART III
ITEM 9.   Directors, Executive Officers, Promoters and Control
           Persons, Compliance with Section 16(A) of the Exchange Act  43
ITEM 10.  Executive Compensation                                       45
ITEM 11.  Security Ownership of Certain Beneficial Owners
           and Management                                              46
ITEM 12.  Certain Relationships and Related Transactions               48
ITEM 13.  Exhibits, Lists and Reports on Form 8-K                      49
ITEM 14.  Principal Accountant Fees and Services                       49

                                 PART I


ITEM 1.  Description of Business

Corporate History
-----------------
OBN Holdings, Inc. ("OBN" or the "Company") was incorporated in Nevada in 2003 as the holding company for four wholly owned operating subsidiaries:
Omni Broadcasting Network, Eclectic Entertainment Products On Demand Channel and All Sports Television Network. Omni Broadcasting Network ("Omni") was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment ("Eclectic") was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel ("POD") was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired KSSY television, which is located in San Luis Obispo County, California. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005.

The three broadcast networks (Omni, POD and ASTN) shared a 24/7 satellite uplink facility. Omni Broadcasting Network officially began airing in September 2003. Omni broadcasted sixty hours of programming each week, which included twenty-one (21) hours during prime time. Products on Demand Channel began broadcasting February 2003 and aired programming eighty (80) hours per week primarily during the late night and early morning hours. ASTN aired twenty-eight (28) hours of programming each week during morning and afternoon time slots. In April 2006, all three networks temporarily postponed broadcasting while the firm negotiates for a new satellite uplink provider and realigns its affiliate base to take advantage of the WB/UPN merger. Broadcasting is scheduled to resume in second quarter of 2007.

Production operations began in July 2002 when Eclectic Entertainment was formed. Eclectic has initiated several television productions. To reduce the liability of Eclectic, separate corporations or limited liability companies are created for each project, which is a standard practice in the entertainment industry. Eclectic recently completed its production of a television "special" celebrating the 50th anniversary of the singing group The Four Tops. The television special aired on the Omni Broadcasting Network and several other networks as a syndicated program during the fiscal year ended June 30, 2006. Other television programs that are in varying stages of development include "Music On Demand," "Music on Demand Video," "Video Music Showcase," "Thirteen O'clock Theater," "The Mini Movie Hour," "The Vegas Variety Hour", and "The L.A. Food Scene." In August 2006 Eclectic entered into a joint venture agreement with a company located in Dubai, United Arab Emirates ("UAE") to provide content for broadcasting over a digital signage (narrowcasting) network at numerous venues throughout Dubai. Operations are scheduled to begin in the first quarter of 2007.

On May 21, 2004 the SEC/NASD granted formal approval for public trading by existing shareholders of OBN shares. On June 25, 2004 OBN's initial public offering was approved by the SEC and the Company began its effort to raise the funds necessary to implement its business plan. However, in October 2004 management decided to cancel the public offering in order to protect the stock price from "shorting" activity by third parties that had driven the stock price down. As a result, management never received the funds it required to fully implement its business plan. Many of the originally planned endeavors were postponed and, due to contractual commitments, the major focus during the fiscal year ended June 30, 2005 was completing and distributing the Four Tops Special. After completion of the Special in May 2005, the business plan was revised to refocus on broadcast operations and other projects. Management believes the financial condition of the Company will improve and stabilize if the funds arrive from a stock sales contract that was signed in April 2006 (see page 8).

Employees
---------
Currently OBN Holdings, Inc. employs four full-time and two part-time
employees.   Two employees work at the headquarters office.  One full-time employee and one part-time employee work in our broadcast operations. One full-time employee and one part-time employee work in our production operations.

Competition
-----------
For many years, the major television networks such as CBS, NBC and ABC have dominated the airwaves. These network giants have been providing viewers programming based on what they believe to be of interest to the majority of their viewers via full power stations that they own or pay as affiliates. However, since full power stations are located where the largest concentration of viewers resides in cities such as New York, Los Angeles and Chicago, those living in less populated areas are grossly under-served.

Over the past few years, low-power and Class A television stations have begun better serving the needs of small markets. These stations provide local sports and news programming which is not carried by television networks. Also, small business owners have the opportunity to focus on their target market for local advertising rates not only much lower than network television rates, but for rates that are very competitive with those charged by radio stations. As of September 2000, there are 2,366 low-power broadcast licenses and 1,288 commercial licenses issued by the Federal Communications Commission. However, currently there are only five national broadcast networks - CBS, NBC, ABC, FOX, and CW - airing general-market programming.
As a result, the majority of television stations have no network affiliation. The Company is aggressively expanding its affiliate base by marketing primarily to low-power and Class A television stations that currently have no affiliation.

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

The major problem facing independent producers is successful distribution (e.g., broadcast) of their completed projects. There are literally thousands of television and feature film production companies, all vying to have their completed projects distributed. A few production companies are owned or aligned with the major broadcast networks. The others are at the mercy of the relatively few distribution outlets available. The OBN broadcast networks serve as the coveted outlets for production products produced by our production operations, Eclectic Entertainment, Inc. Eclectic productions are guaranteed a distribution outlet on its sister companies' network. Alternatively, Eclectic may choose to syndicate a program and have it aired on competing networks. We have had success with both scenarios in the past. Eclectic produced the Four Tops Special which was syndicated to eighty million (80,000,000) households via numerous television stations affiliated with other major broadcast networks, including ABC, UPN, WB, CBS and Omni. Also Eclectic produced several shows that were only aired on Omni Broadcasting. During the past year we have increased our film library by over five hundred (500) titles.

The internet is beginning to pay a major role in providing entertainment to the public. Unlike television stations and networks, internet broadcasting is capable of reaching a worldwide viewer base. To that end, OBN is in the process of entering in to that area as well.

In summary, although OBN has limited capital, the Company is competing in the market. The primary factors that allow OBN to compete are: 1) television stations not currently affiliated with television networks are seeking network affiliation so they can increase the amount and quality of programming; 2) independent and foreign television/film producers are seeking outlets for their projects because all of the major networks have developed in-house production companies as their major source for programming; and 3) our in-house productions have a guaranteed distribution.

Intellectual Properties
-----------------------
Currently we have the rights to over 750 intellectual properties. Some programs were purchased and are wholly-owned as a part of our film library. Other programs are licensed. We typically enter a two-year licensing agreement with unlimited airing.

In addition to the licensed and wholly-owned programs, we have several programs in development under the Eclectic Entertainment subsidiary. They include "Music on Demand," "The LA Food Scene," "Adventures of Unit 28," and "The Mini-Movie Hour." In addition, we have sports programming such as "After
the Game," "US Australian Football" and "Destination Adventure."   During the
fiscal year ended June 30, 2006 we have added over five hundred (500) additional titles to our film library.

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

With the funds raised from investors, OBN Holdings will begin an aggressive growth process that will include expansion to other countries. Our International Business Development division is responsible for securing advertisers and independent producers desiring to place programming in the U.S. market and venues to air our programming in foreign markets. The division will also be responsible for identifying new products to be introduced into the American market, and for developing strategic relationships with foreign businesses. Initially, the division's primary focus will be in the Middle East, China (mainland China, Hong Kong, Taiwan and Macau), South Korea and Japan. We have recently signed representative agreements for the Middle East and Asian, with a joint venture agreement for developing and broadcasting over a digital signage (narrowcasting) network in Dubai, UAE and an agreement for content distribution in Japan.

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

OBN's vertically integrated flat organizational structure allows us to minimize costs and make quick decisions. Generated revenues will cover the cost of operations, while outside funds are raised for larger productions. Our business model includes increasing the Omni, ASTN and POD affiliate bases (i.e., number of viewers) by attracting televisions stations with our original programming and with programming that cannot be seen elsewhere. We incorporate bartering and revenue sharing to further reduce costs and risks. Fixed costs are considered undesirable. Programming content is most often obtained via licenses with independent producers who have completed projects ready for airing. Thus, our production cost is limited to inserting commercials and "wrap-around" commentary by our hosts. We air "family friendly" programs, and produce programming that we believe will appeal to foreign and domestic markets. We are very cognizant of the fact that we do not need a huge audience for the Company to be profitable. In addition to the television networks, we are increasing our activities in the area of television syndication. Our success in syndicating the Four Tops television special has clearly demonstrated our abilities in that area.


ITEM 2. Description of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123. It is a leased executive suite space at a monthly rate of $350. We have been evicted from our office facilities located at 4322 Wilshire Blvd., Suite 300, Los Angeles, California, for non-payment of rents, but are utilizing temporary facilities in a different office suite located in the same building. We expect to relocate to permanent facilities by the end of the first quarter of 2007. In addition, we lease executive suite space for marketing purposes in New York City at a monthly rate of $165. We expect to renew all of our leases at current market rates.


ITEM 3. Legal Proceedings

In April 2006 OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the quarter ended June 30 2006. However, we expect to pay Firestone the $141,000 no later than the third quarter of 2007.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at our election, may provide a replacement property or cancel the agreement. We have agreed to pay WellGo $17,500, and have began making payments. To date, $2,500 has been paid, leaving a balance of $15,000. We expect to complete the payments by the second quarter of 2007.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272.
Both parties have agreed to amicable resolution via a stipulated judgment against the Company. We expect to complete the payments by the third quarter of 2007.

The Company believes that none of the aforementioned legal proceedings will impact our ability to continue operating.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.
                                       6

                                    PART II

ITEM 5. Market Information

Our common stock is listed on the Over-The-Counter Bulletin Board under the symbol "OBNH." Our stock price, like that of many entertainment companies, is highly volatile. The stock price may be affected by such factors as:

   - Acquiring or development of important intellectual properties
   - Announcements of distribution
   - Regulatory or legal matters
   - Broader industry and market trends
   - Financial performance

In addition, if our revenues or earnings in any period fail to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2006 for our common stock.

                      Quarter Ended        High    Low
                    September 30, 2005    $0.72   $0.37
                    December 31, 2005      0.55    0.17
                    March 31, 2005         0.58    0.24
                    June 30, 2006          0.33    0.08

As June 30, 2006 there were approximately 200 shareholders of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Securities Authorized for Issuance Under Equity Compensation Plans. An executive compensation stock option plan was developed and approved by the Board prior to the Company making its stock to available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2006 that have not been previously reported.


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

In April 2006, the Company signed an agreement to sell a 60% interest in the Company for $3,500,000. A total of 7,600,000 shares of common stock at $0.20 per share and 3,500,000 shares of Preferred Class A convertible stock at $0.57 per share will be issued upon contract signing. The preferred stock pays an annual dividend of 4%, has no voting rights, and is convertible into the Company's common stock on a one-to-one basis. In addition to receiving stock, the investor shall receive anti-dilution rights, a seat on the board of directors, and hold the position of Chairman of the Board. If the Company issues additional common stock for sale, the investor has the right, but not the obligation to purchase an amount of the additional stock equivalent to the percentage held by the investor at the time of the issuance of the new shares at the price being offered to the public.

The investor also has the first right of refusal to fund any of the Company's projects, should the Company elect to secure project financing. The agreement was the result of negotiations following receipt of a Letter of Intent in November 2005 and Board approval at its January 2006 Board meeting.

At the closing and receipt of funds by the Company from the investor of the $3,500,000, the third party responsible for introducing the Company to the investor will receive a consulting fee consisting of a cash payment equal to 15% of the amount invested, 500,000 shares of common stock and 500,000 shares of convertible preferred stock. The preferred stock pays an annual dividend of 4%, has no voting rights, can be called by the Company after a period of one year at a price of $1.00 per share by giving the party 30 days prior notice. The preferred stock is convertible into the Company's common stock on a one-to-one basis. The common stock will initially be in the form of unregistered shares. The Company shall file a registration statement with the Securities and Exchange Commission. Once the registration is completed, 170,000 shares of the third party's stock shall immediately become unrestricted. After a period of 90 days from the registration, an additional 165,000 shares will become unrestricted. After a period of 180 days from the registration, the remaining 165,000 shares will become unrestricted. Should the average trading volume of the Company's stock exceed 200,000 shares for five consecutive trading days, restrictions will be lifted from all common stock being held by the third party.

The funds from the sale of stock to the investor have not arrived. As a result the Company has not had the funds to fully implement its business plan.
While the Company expects to receive the funds by the end of the year, management is continually talking to other entities that have expressed an interest in investing in the Company. Should management identify a qualified investor prior to the receipt of funds from the aforementioned individual, management has been advised by counsel that it has the ability to cancel the original agreement due to the delay in receiving funds.

In lieu of proceeds from stock sales the Company has funded its limited activities by incurring additional debt and securing project-specific investors. However, it is unclear how much longer we can operate in this manner. Despite the lack of funding, the Company is continually developing strategic relationships and in Asia and the Middle East.

For broadcast operations, the Company acquired several new television affiliates. In April 2006 the Company terminated its contract with its satellite uplink service provider. There remains a dispute regarding the outstanding balance owed to the service provider. In April 2006 the Comany filed suit in California against the uplink provider claiming the

"force majeure" clause in the contract. The uplink provider filed suit against the Company in Texas for $141,000 claiming non-payment lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the quarter ending June 30, 2006. However, the Company expects to pay the uplink provider by the third quarter of 2007. In July 2005 the Company installed an inhouse customized master control/playback system, which affords the Company increased flexibility in programming and advertising insertion, and has reduced cost by 84% over the contracted services previously used. Moreover, the system provides an automatic trafficking and billing system. We have added nearly 500 titles to our film library by acquiring licensing rights and completing projects that were in production. Unfortunately, we find it necessary to rebuild our affiliate television station base as the Company's temporarily halted of services so that it could take advantage of the announced WB/UPN merger that will take affect in September 2006. Once the affiliate base is sufficiently re-established we will resume broadcasting and implement our advertiser sales program. Meanwhile, the Company is implementing a narrowcasting (private broadcast network) in Dubai, UAE under a joint venture relationship.

For production operations, the Company has completed the DVD/CD version of its major production - "The Four Tops 50th Anniversary Special." Further, a distribution deal that gives Image Entertainment, Inc. the worldwide rights to distribute the product has been signed. Moreover, the broadcast rights have been granted the Public Broadcasting Service. In addition, the Company completed its "Music on Demand" pilot series and developed "Video Music Showcase." Both of these programs will be aired throughout Dubai, UAE under a joint venture project for a private broadcasting network in the Middle East. Other productions have been placed on hold pending additional funding. The Company is also aggressively pursuing opportunities to integrate it content into new technologies such as internet broadcasting, pod casting and cell phone video casting.

As mentioned above, revenues from operations and the proceeds from stock sales have been limited. In April 2006, we signed a contract for the sale of a 60% interest in the Company to a Saudi Sheikh in exchange for $3.5 million cash infusion, but have not yet received the funds. As a result, the Company has revised its business plan to account for the accomplishments made during the past year and for recently established industry relationships. We are hopeful to receive the funds from the Middle East and will begin to implement our revised business plan during the next few months.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2006, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.


GOING CONCERN

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2006 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $1,006,728 during the year ended June 30, 2006. The Company has a cash balance of $2,493 at June 30, 2006. In addition, at June 30, 2006 our accumulated deficit was $6,733,677 and we had negative working capital of $3,150,222. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources by the third quarter of 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the merger of the UPN and WB networks, there are additional full power television stations in need of network affiliation. The Company seeks to take advantage of this market change by giving this area of business sufficient attention. The Company is aggressively targeting potential television station affiliates and developing new television programs for its networks. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the networks. The Company expects the new television programs to attract a greater audience interest and a larger number of affiliate television stations.

2) Expanding the Company's syndicating activities. Given the success with syndicating our Four Tops television special, OBN will continue its activities syndicating but its productions as well as those that it controls. With fewer large broadcast networks, program syndication has become increasingly popular. The Company now has a syndicator under contract. In addition, an executive has been engaged to coordinate the sponsorship efforts for programs destined for syndication. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3) Introducing joint venture projects for targeted "narrowcasting" in selected foreign countries. Private broadcasting at various venues has been digital media alternative for advertisers to market their products to consumers. The Company is adding this capability to its distribution methods and will begin selling advertising time. This will further expand the Company's offerings to its client base. A narrowcasting network is currently being established in the Middle East.

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

5) Expanding the airing of its content to include the internet and other new technologies. The Company is currently in the process of negotiating to offer the content that it owns on cell phones and other electronic devices, and is working to develop a broadband network over which to air programming.

6) Adopting a revised mission statement with supporting measurable objectives that will be monitored throughout the year. This ensures that the Company remains focused regardless of funding issues. Moreover, the Company is in the process of developing its Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure that the Company's operations are in compliance with regulatory requirements.

7) Increasing the awareness of its subsidiaries. Press releases related to the Company's broadcast and production operations are being distributed to the media, and have been published both nationally and internationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

8) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on its own. Instead, the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.


Liquidity and Capital Resources

As of June 30, 2006 the Company's current liabilities of $3,152,715 exceed current assets of $2,493 by $3,150,222. Approximately 44% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the needed funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price is $1.00 per share, or market value of the common stock, whichever is greater. As a result, $200,000 of accrued salaries were converted into 200,000 shares.

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

See the Going Concern section for management's plans to address the Company's liquidity issues. The impact on each segment of operation should the Company be unsuccessful in generating sufficient working capital is address below.

Broadcasting Operations
-----------------------
The lack of funding has and continues to negatively affect the revenue and affiliate growth for this segment of operations. Omni, ASTN and POD have not been able to attract the advertising and sponsorship revenue projected in our business plan because we have not been able to incur expenses associated with sales activities. We have temporarily terminated our broadcast and severed ties with our satellite uplink facility while we re-structure operations in order to take advantage the UPN-WB merger. Without the funding we will continue to explore innovative approaches to generate revenues. For example, we have signed a joint venture contract for broadcasting in Dubai, UAE. The other two venture partners will cover all the developmental and installation costs. The Company is also in discussions to develop a broadband network that will air the content it controls over the internet. We plan to launch the network in the first quarter of 2007. We will continue to be innovative and seek similar joint ventures.

Television and Film Production Operations
-----------------------------------------
Unfortunately, during the fiscal year ending June 30, 2006, most of available funds were devoted to completing a major production to which the Company had committed when it was believed funds from the initial public offering were eminent. This was a tremendous strain on the Company's limited resources. However, the production commitment has been fulfilled and the Company is now refocusing its efforts to implementing it business plan. Without outside funding, Eclectic will not be able to complete production projects currently underway. However, the Company has entered and representative agreement for revenue generating ventures in Asian, including Japan, China and Korea. As a result projects are being negotiated and will be implemented without capital investment by the Company. The innovative methods employed will allow the Company to realize revenues from licensing agreements, syndication agreements and advertising without incurring expenses. Lack of funding will have minimal impact on feature film production activities because Eclectic has always
planned to seek separate funding for producing feature films.   Unfortunately,
the planned musical projects under Retro Records, an Eclectic subsidiary, will have to be postponed.


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

Intangible Assets

We have adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.
An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. We perform impairment testing on our broadcast license at least annually.

Impairment of Long-Lived Assets

We continue to assess the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.


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


Results of Operations

The figures as of and for the year ended June 30, 2006 are shown in the chart below:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items
Assets             $761,477    $291,765   $1,831,033  ($2,361,245)   $523,030
Liabilities      (1,633,790)   (478,618)  (1,506,299)     495,992  (3,152,715)
Revenues, net of
affiliate costs     254,882      (7,500)           -          -       247,382
Costs & expenses*   328,359     237,879      715,207          -     1,281,445
Other income (exp)  (70,122)    (24,250)     121,707          -        27,335
Net loss          ($143,599)  ($269,629)   ($593,500)         -   ($1,006,728)


For year ended June 30, 2005

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items
Revenues, net of
affiliate costs      $94,544      $26,526    ($61,608) ($24,252)      $35,210
Costs & expenses*    370,615      291,214     665,041   (24,252)    1,302,618
Other income (exp)   (51,892)    (179,979)    203,187         -       (28,684)
Net loss           ($327,963)   ($444,667)  ($523,462)        -   ($1,296,092)

    *Expenses include operating expenses and cost of sales.

Total revenues, net of affiliate costs, for the Company were $247,382 for the fiscal year ended June 30, 2006 as compared to $35,210 for 2005 fiscal year. The primary source of revenue was the Broadcasting segment, which generated $254,882 in revenues, net of affiliate costs, for the fiscal year 2006 as compared to $94,544 for fiscal year 2005. The increase in Company revenues resulted from attracting of additional advertisers and bartering.

Expenses incurred during the year ended June 30, 2006 totaled $1,281,445, as compared to $1,302,618 for the 2005 fiscal year. Other income for the fiscal year ended June 30, 2006 was $27,335. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2006 was $1,006,728 as compared to a net loss of $1,296,092 for the 2005 fiscal year.

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

Broadcasting Operations
-----------------------
Revenues, net of affiliate costs, from this segment of operations totaled $254,882 in fiscal 2006 compared to $94,544 in fiscal 2005. Expenses were $328,359 for the year ended June 30, 2006, as compared to $370,615 for fiscal 2005. Among the items expensed during 2006 were $125,545 of accrued payroll costs, and $206,183 of general and administrative expenses. For 2005, accrued payroll and administrative expenses were $122,810 and $209,347, respectively. During 2006, satellite uplink expenses were recorded under the corporate segment. The 2006 net loss for this segment of operations was $143,599, as compared to $327,963 for 2005.

TV & Film Production Operations
-------------------------------
Revenue generated in this segment of operations during the year ending June 30, 2006 totaled ($7,500) as compared to $26,526 revenue for the year ended June 30, 2005. The decrease in revenues resulted from the return of previously recorded licensing revenue. The Company incurred $237,879 of expense during 2006, as compared to $291,614 during fiscal 2005. The 2006 expenses included $105,000 of impairment expense, $125,540 of accrued payroll expenses and $8,900 of general and administrative expenses, as compared to $11,730, $122,810 and $54,102, respectively in 2005. General and administrative expenses decreased as a result of the reduction of support personnel and overhead costs. The 2006 net loss for this segment of operations was $269,629, as compared to $444,467 for 2005.

OBN Corporate
-------------
OBN corporate generated no revenue during the year ended June 30, 2006, and ($61,608) for the year ended June 30, 2005. The expenses incurred by OBN corporate were $715,207 for the year ended June 30, 2006, as compared to $665,041 for fiscal 2005. The 2006 amount included $230,400 of satellite uplink expense, $305,600 of accrued payroll expenses and $233,336 of other general and administrative expenses as compared to $35,910, $315,997 and $316,713 in 2005. The 2006 net loss for the corporate office was $593,500, as compared to $523,462 for 2005.

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

ITEM 7.  Financial Statements

Report of Independent Registered Public Accounting Firm                  F-1

Balance Sheet as of June 30, 2006                                        F-2

Statements of Operations for the years ended June 30, 2006 and 2005      F-3

Statements of Stockholders' Deficit for the
   years ended June 30, 2006 and 2005                                    F-4

Statements of Cash Flows for the years ended June 30, 2006 and 2005      F-5

Notes to Financial Statements                                            F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of OBN Holdings, Inc. (a California corporation) and subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has limited cash resources, a working capital deficit, various leases in default and an accumulated deficit of $6,733,679 as of June 30, 2006. These conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's ultimate attainment of profitable operations is dependent on future events, including obtaining adequate financing to complete development activities and achieving a level of sales adequate to support the Company's cost structure. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 CORBIN & COMPANY, LLP


Irvine, California
December 19, 2006

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                                 June 30,
                                                                   2006
                                                               ------------
ASSETS

Current assets:
Cash and cash equivalents                                            $2,493
                                                                 ----------
         Total current assets                                         2,493

Fixed assets, net of accumulated depreciation of $22,061             41,329
Broadcast license                                                   130,000
Programming rights, net of accumulated amortization
   of $94,192                                                        71,613
Film library, net of accumulated amortization of $80,505            277,595
                                                                 ----------
         Total assets                                              $523,030
                                                                 ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                               $846,076
    Accrued payroll and related                                   1,381,324
    Deferred revenue                                                125,000
    Capital lease obligations                                        49,396
    Programming rights payable                                       90,030
    Notes and accrued interest payable                              149,392
    Notes and accrued interest payable to related parties           511,497
                                                                 ----------
         Total current liabilities                                3,152,715
                                                                 ----------
Commitments and contingencies

Stockholders' deficit:
    Undesignated preferred stock, $0.001 par value; 20,000,000
      shares authorized; no shares issued and outstanding               ---
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 6,773,804 shares issued
      and outstanding                                                 6,774
    Additional paid-in capital                                    4,097,218
    Accumulated deficit                                          (6,733,677)
                                                                 ----------
         Total stockholders' deficit                             (2,629,685)
                                                                 ----------

         Total liabilities and stockholders' equity                $523,030
                                                                 ==========

    See accompanying notes to consolidated financial statements.

                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2006            2005
                                              -------------    -------------
Revenue, net of affiliate costs                  $247,382          $35,210

Cost of sales                                     213,603           51,634
                                              ------------     ------------

  Gross profit (loss)                              33,779          (16,424)

Operating expenses:
   General and administrative                   1,067,842        1,250,984
                                              ------------     ------------

Loss from operations                           (1,034,063)      (1,267,408)
                                              ------------     ------------


Other income (expense):
  Other income                                     69,777            1,234
  Interest expense                                (40,552)         (26,658)
                                              ------------     ------------

     Total other income (expense), net             29,225          (25,424)
                                              ------------     ------------


Loss before income taxes                       (1,004,838)      (1,292,832)

Income taxes                                        1,890            3,260
                                              ------------     ------------


  Net loss                                    ($1,006,728)     ($1,296,092)
                                              ============     ============


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                     ($0.15)          ($0.22)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    6,559,511        6,006,813
                                              ============     ============

     See accompanying notes to consolidated financial statements.

OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2006 and 2005

                                 Undesignated
                               Preferred Stock   Common Stock    Additional                  Total
                               ---------------  ---------------   Paid-in    Accumulated  Stockholders'
                               Shares  Amount   Shares   Amount   Capital      Deficit       Deficit
                               ------  ------   ------   ------  ---------   -----------  ------------
Balance, July 1, 2004             --     --   5,822,752  $5,822  $3,281,477  $(4,430,857)  $(1,143,560)

Stock issued for cash             --     --      95,000      95     147,102           --       147,197

Stock issued for program
  rights                          --     --       5,000       5      13,495           --        13,500

Stock issued for services         --     --     146,000     147     177,443           --       177,590

Stock issued for affiliate and
  syndication expenses            --     --      99,052      99      67,109           --        67,208

Net Loss                          --     --         --       --          --   (1,296,092)   (1,296,092)
                                ------ ------ ---------  ------   ---------   -----------  -----------

Balance, June 30, 2005            --     --   6,167,804   6,168   3,686,625   (5,726,949)   (2,034,157)

Stock issued to extinguish
  outstanding debt                --     --     250,000     250     149,750           --       150,000

Stock issued for services         --     --     156,000     156      61,044           --        61,200

Stock issued for conversion
  of salaries payable             --     --     200,000     200     199,800           --       200,000

Net Loss                          --     --          --      --         --    (1,006,728)   (1,006,729)
                                ------ ------ ---------  ------   ---------   -----------  -----------

Balance, June 30, 2006            --     --   6,773,804  $6,774  $4,097,219  $(6,733,677)  $(2,629,685)
                                ====== ====== =========  ======  ==========   ============  ===========




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                           JUNE 30,
                                                   -------------------------
                                                      2006          2005
                                                   ----------     ----------
Cash flows from operating activities:
   Net loss                                        ($1,006,728)   $1,296,092)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                   122,249        79,737
       Bad debt provision                               18,420            --
       Impairment expense                              123,092       111,730
       Gain on settlement of debt                      (87,000)           --
       Shares issued for services                       55,100       244,798
       Changes in operating assets and liabilities:
          Accounts receivable, net                         680       (19,100)
          Programming rights                                --      (102,605)
          Deposits                                          --        36,230
          Accounts payable and accrued expenses        654,808       529,945
          Payments on programming rights payable            --        10,000
                                                    -----------  ------------

            Net cash used in operating activities     (119,379)     (405,357)
                                                    -----------  ------------

Cash flows from investing activities:
   Purchase of fixed assets                             (1,569)           --
   Purchase of film library                                 --        (3,900)
                                                    -----------  ------------

    Net cash used in investing activities               (1,569)       (3,900)
                                                    -----------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs   12,500       214,900
   Proceeds from notes payable to related parties      123,205        72,500
   Repayments on notes payable                              --       (15,000)
   Repayments on notes payable to related parties           --        (3,500)
   Principal payments under capital lease obligation   (14,197)       (8,400)
   Proceeds from issuance of common stock                   --       147,197
                                                    -----------  ------------

       Net cash provided by financing activities       121,508       407,697
                                                    -----------  ------------
Net change in cash and cash equivalents                    560        (1,560)

Cash, and cash equivalents, beginning of period          1,933         3,493
                                                    -----------  ------------

Cash, and cash equivalents, end of period               $2,493        $1,933
                                                    ===========  ============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                           --        $6,800
                                                    ===========  ============
         Income taxes                                   $1,890            --
                                                    ===========  ============

Supplemental disclosure of noncash investing and
 financing activities:
   Purchase of property/equipment with capital lease   $59,322            --
                                                    -----------  ------------
   Programming rights in exchange for programming
      rights and accounts payables                          --      $176,000
                                                    -----------  ------------
   Purchase of film library in exchange for
      deferred revenue                                $275,000            --
                                                    -----------  ------------
   Payments of accounts payable and capital lease
      obligation with common stock                      $6,100       $48,739
                                                    -----------  ------------
   Payment of note payables with common stock         $150,000            --
                                                    -----------  ------------
   Conversion of salaries payable to common stock     $200,000            --
                                                    -----------  ------------
   Purchase of programming rights with common stock         --       $13,500
                                                    -----------  ------------
   Payment of note payable plus accrued interest
     for another note payable                               --      $110,000
                                                    -----------  ------------
   Purchase of programming rights in exchange
     for notes payable                                      --      $237,000
                                                    -----------  ------------
   Reduction of programming rights payable for
     cost reimbursement received                      $195,000            --
                                                    ===========   ===========

   See accompanying notes to consolidated financial statements.

                               OBN Holdings, Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2006 and 2005

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

GOING CONCERN

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2006 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $1,006,728 during the year ended June 30, 2006. The Company has a cash balance of $2,493 at June 30, 2006. In addition, at June 30, 2006 the Company's accumulated deficit was $6,733,677 and it had negative working capital of $3,150,222, as well as leases in default. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $3,500,000 through equity financing sources in the third quarter of 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadcast operations. Given the merger of the UPN and WB networks, there are additional full power television stations in need of network affiliation. The Company seeks to take advantage of this market change by giving this area of business sufficient attention. The Company is aggressively targeting potential television station affiliates and developing new television programs for its networks. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the networks. The Company expects the new television programs to attract a greater audience interest and a larger number of affiliate television stations.

2) Expanding the Company's syndicating activities. Given the success with syndicating our Four Tops television special, OBN will continue its activities syndicating but its productions as well as those that it controls. With fewer large broadcast networks, program syndication has become increasingly popular. The Company now has a syndicator under contract. In addition, an executive has been engaged to coordinate the sponsorship efforts for programs destined for syndication. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

3) Introducing joint venture projects for targeted "narrowcasting" in selected foreign countries. Private broadcasting at various venues has been digital media alternative for advertisers to market their products to consumers. The Company is adding this capability to its distribution methods and will begin selling advertising time. This will further expand the Company's offerings to its client base. A narrowcasting network is currently being established in the Middle East.

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

5) Expanding the airing of its content to include the internet and other new technologies. The Company is currently in the process of negotiating to offer the content that it owns on cell phones and other electronic devices, and is working to develop a broadband network over which to air programming.

6) Adopting a revised mission statement with supporting measurable objectives that will be monitored throughout the year. This ensures that the Company remains focused regardless of funding issues. Moreover, the Company is in the process of developing its Section 404, Sarbanes Oxley internal control systems. The policies and procedures that will comprise this system will ensure that the Company's operations are in compliance with regulatory requirements.

7) Increasing the awareness of its subsidiaries. Press releases related to the Company's broadcast and production operations are being distributed to the media, and have been published both nationally and internationally. The Company has used, and will continue to use, the services of professional publicists on a project-by-project basis.

8) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities. Further, the Company has adopted the policy to never finance major productions on its own. Instead, the Company will establish limited liability companies or limited partnerships, and use investor funding for these types of projects.

Segment Information Reporting

Management measures the Company's performance in two distinct segments: (1) Broadcasting Operations, which will be measured by the number of consumer households reached (coverage) and program ratings, and the types of advertisers attracted by such coverage and ratings; and, (2) TV and Film Production Operations, which requires creative talent and has a longer lead time to determine success.

A summary of the segments as of June 30, 2006 and for the years ended June 30, 2006 and 2005 is presented in the table below:

As of and for the year ended June 30, 2006:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items
Assets             $761,477    $291,765   $1,831,033  ($2,361,245)   $523,030
Liabilities      (1,633,790)   (478,618)  (1,506,299)     495,992  (3,152,716)
Revenues, net of
affiliate costs     254,882      (7,500)           -          -       247,382
Costs & expenses*   328,359     237,879      715,207          -     1,281,445
Other income (exp)  (70,122)    (24,250)     121,707          -        27,335
Net loss          ($143,599)  ($269,629)   ($593,500)         -   ($1,006,728)


For year ended June 30, 2005

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items
Revenues, net of
affiliate costs      $94,544      $26,526    ($61,608) ($24,252)      $35,210
Costs & expenses*    370,615      291,214     665,041   (24,252)    1,302,618
Other income (exp)   (51,892)    (179,979)    203,187         -       (28,684)
Net loss           ($327,963)   ($444,667)  ($523,462)        -   ($1,296,092)

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

Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2006, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

The Company grants credit to customers within the United States of America and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas and industries served by the Company. Reserves for uncollectible amounts are provided based on past experience and a specific analysis of the accounts which management believes is sufficient. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts.

For the years ended June 30, 2006 and 2005, sales to the two largest customers totaled approximately 62% and 140% of revenue, respectively.


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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2006, the Company's fixed assets consist primarily of office editing equipment under capital lease (see Note 5). Depreciation expense for the years ended June 30, 2006 and 2005 totaled $20,910 and $1,151, respectively.


Other Long-Lived Assets

The broadcasting license is discussed in Note 2. This asset is an intangible with an indefinite life.

The programming rights assets are discussed in Note 3. Programming rights are recorded for the purchase of the right to air programming on the Company's network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 4. These assets are being amortized over their estimated useful life of 10 years.

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."
Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $14,322 and $22,740 for the years ended June 30, 2006 and 2005, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.
An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at June 30, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 and $111,730 for the years ended June 30, 2006 and 2005, respectively. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets is required. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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

Revenue from Advertising (and Paid Programming)

Advertising and paid programming revenue are recognized as the Commercials and programs are aired. For small advertisers that must pay for services in advance, upon receipt of the payment, the signed contract and the tapes, deferred revenue is recorded. Deferred revenue is recognized as revenue when the commercial is aired.

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscriber's households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the year ended June 30, 2006 and 2005, affiliate costs totaled $5,311 and $70,687, respectively.

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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2006 and 2005, the Company's advertising costs were $58,000 and $42,000, respectively.

Stock-Based Compensation

Through June 30, 2006, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the year ended June 30, 2006 and 2005. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company's stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.


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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the years ended June 30, 2006 and 2005. There were no options or warrants issued in 2005 or 2006.


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

As of June 30, 2006, the Company is not making the required lease payments and is $56,159 in arrears. The lessor continues to submit invoices and is abiding by the terms of the lease agreement. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor when funding is secured. All amounts due under this agreement are reflected as a current liability as the Comany is in default of the agreement.


NOTE 3 - PROGRAMMING RIGHTS

During the year ended June 30, 2006 and 2005, production costs were $19,000 and $66,184, respectively. At June 30, 2006 cumulative production costs totaled $82,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of "From The Heart:
The Four Tops 50th Anniversary and Celebration" after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in the Four Tops Television Special for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic originally capitalized $300,000 of programming costs related to this program. In
April 2006, $195,000 was received for recoupment of production expenses and the Company reduced the carrying cost of the asset to $105,000. As of June 30, 2006, the Company impaired the remaining asset balance of $105,000, which has been recorded in the accompanying statement of operations for the year ended June 30, 2006.

OMNI has purchased various programming rights assets totaling $83,030 as of June 30, 2006.

For the year ended June 30, 2006 and 2005, the Company recorded amortization expense of $29,211 and $39,746, respectively, related to its programming rights.


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

During the year ended June 30, 2006 and 2005, the Company recorded amortization expense of $57,805 and $16,100, respectively, related to its film library.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its office facilities, satellite uplink services and master control equipment under non-cancelable operating leases. In addition, the Company is the lessee of a broadcasting license under a capital lease obligation (see Note 2), with an effective interest rate of 9.5% per annum.

As of June 30, 2006, the Company accrued $84,032 in arrears relating to its office lease. Currently, the Company has been locked out of its Wilshire Boulevard office for non-payment of rents, but is negotiating with the landlord for reinstatement. As a result, the Company is utilizing temporary facilities in a different office suite located in the same building. The Company expects to resolve its issues with the landlord by the end of the year.

As of June 30, 2006, the Company had account payables of $155,000 in arrears relating to its satellite uplink lease. The Company is currently working on a plan for repayment of the outstanding balance due to the uplink provider.

As of June 30, 2006, the Company had capital lease obligations totaling $42,272 and account payables of $9,779 in arrears relating to its General Electric master equipment lease. The Company is currently working on a plan with General Electric to pay off the lease obligation.

As of June 30, 2006, the Company had capital lease obligations of $7,124 and account payables of $56,159 in arrears relating to its KSSY television station lease. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor when funding is secured. KSSY television is not currently broadcasting as the Company is realigning it broadcast operations and seeking funding to implement station enhancements.

The Company recognized total expenses of approximately $330,400 and $144,000 under these commitments during fiscal 2006 and 2005, respectively.


Revenue Sharing Agreement

On March 15, 2005, the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of June 30, 2006, no revenues had been realized from this agreement.


Litigation

In April 2006 OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the quarter ended June 30 2006. However, the Company expects to pay Firestone the $141,000 no later than the third quarter of 2007.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at their election, may provide a replacement property or cancel the agreement. The Company has agreed to pay WellGo $17,500, and has began making payments. To date, $2,500 has been paid, leaving a balance of $15,000. The Company expects to complete the payments by the second quarter of 2007.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272. Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by the third quarter of 2007.

In the opinion of management, these legal matters involving the Company do not have a material adverse effect on the Company's financial condition or results of operations.


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


NOTE 6 - INCOME TAXES

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30, 2006 and 2005:


                                                   2006             2005
                                               -----------      ------------
Tax benefit at statutory rates                  $ (342,000)      $ (441,000)
Difference resulting from:
    State taxes                                    (61,000)         (78,000)
    Changes in valuation allowance                 401,110          522,260
                                                -----------       ----------
                                                $    1,890        $   3,260
                                                ===========       ==========

The valuation allowance increased by $401,110 and $522,260 during the years ended June 30, 2006 and 2005, respectively. No current provision for income taxes, other than California minimum taxes, is required for the years ended June 30, 2006 and 2005 since the Company incurred taxable losses during both years.

Net deferred income taxes are as follows as of June 30, 2006:

Deferred tax liabilities                                        $       --

Deferred tax assets:
   Net operating losses                                          2,592,466
   Reserves and accruals                                            98,659
                                                                ----------
      Total deferred tax assets                                  2,691,125

   Less valuation allowance                                     (2,691,125)
                                                              -------------

                                                                $       ---
                                                                ===========

The Company has approximately $7,700,000 in Federal and California State net operating loss carryforwards as of June 30, 2006, which, if not utilized, expire through 2026 and 2016, respectively.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2006.


NOTE 7 - NOTES PAYABLE

The Company has $439,910 in loans from related parties under 5% promissory notes, of which $91,910 was advanced to the Company during the year ended June 30, 2006. The principal and interest is due and payable on demand. As of June 30, 2006, the accrued interest on these notes totaled $35,674.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at June 30, 2006. The note has no set maturity date, and is payable upon demand. As of June 30, 2006, the accrued interest on this note totaled $1,750.

The Company has short-term loans with its executives for a total of $30,663, of which $31,295 was advanced to the Company, and $5,350 was paid during the year ended June 30, 2006. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2006 and 2005 was $20,816 and $10,359, respectively.

At June 30, 2006, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of June 30, 2006, the accrued interest on the note totaled $1,792.

As of June 30, 2006, the Company has short-term loans with third parties for a total of $12,500. The loans have no interest rate and are payable upon demand.

On July 29, 2004, the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 11.50% as of June 30, 2006). Accrued interest on the note totaled $7,811 as of June 30, 2006.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 8.5% as of June 30, 2006). As of June 30, 2006, the accrued interest on the note totaled $5,889.

For the year ended June 30, 2006 and 2005, the interest expense on all non-related notes payable totaled $19,736 and $16,299, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2006, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
------------
During the year ended June 30, 2006, a total of 16,000 shares at amounts ranging from $0.25 to $0.60 per share (based on the closing price on the respective grant date) were granted in lieu of $6,100 of KSSY lease payments. A total of 80,000 shares at $0.20 to $0.35 per share (based on the closing price on the respective grant date) were third parties for various services valued at $19,100. A total of 60,000 shares at $0.60 per share (based on the closing price on the respective grant date) were issued for satellite uplink services valued at $36,000. A total of 200,000 shares at $1.00 per share were issued to convert deferred salaries of $200,000 in accordance with a Board-approved resolution. A total of 250,000 shares at $0.60 per share (based on the closing price on the respective grant date) were issued to extinguish a debt of $237,000, resulting in an $87,000 gain on debt settlement, which is recorded in other income in the accompanying statement of operations.

During the year ended June 30, 2005, a total of 95,000 shares of Company stock were sold at various per share amounts ranging from $0.80 to $2.50 (based on the closing price on the respective grant date) generating cash of $147,198. A total of 10,000 shares were granted at amounts ranging from $0.80 to $2.70 per share (based on the closing price on the respective grant date) to obtain programming rights valued at $17,500. A total of 21,000 shares at amounts ranging from $0.50 to $2.60 per share (based on the closing price on the respective grant date) were granted in lieu of $30,640 of KSSY lease payments. A total of 45,000 shares at $0.80 to $2.50 per share (based on the closing price on the respective grant date) were issued to employees and third parties for various services valued at $82,950. A total of 75,000 shares at $0.80 per share (based on the closing price on the respective grant date) were issued for satellite uplink services valued at $60,000. A total of 99,052 shares at

$0.67 to $0.79 per share (based on the closing price on the respective grant date) were issued for affiliate costs valued at $67,208.


NOTE 9 - STOCK OPTIONS

In May 2003, the Company established the OBN Holdings, Inc. 2003 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 600,000 options to purchase the Company's common stock at prices no less than fair market value (as determined by the Board of Directors) at the date of grant. Options granted under the Plan will be exercisable over a period of ten years from the date of the grant. These options will vest on a pro rata basis over the term of the options. At the end of the term of the options or upon termination of employment, outstanding options will be cancelled. As of June 30, 2006, no options have been granted under the Plan.

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


NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                                  For the Year Ended
                                            ------------------------------
                                               June 30,         June 30,
                                                 2006             2005
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($1,006,728)     ($1,296,092)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      6,559,511        6,006,813

Net loss available to common
   stockholders per common share                 ($0.15)          ($0.22)

NOTE 11 - RELATED PARTY TRANSACTIONS

See Note 7 for information related to the Company's related party notes payable.

In December 2005, the Board of Directors approved a resolution to allow executives to convert all but $50,000 of each of their deferred salaries into shares of OBN stock during a six month period beginning January 1, 2006. The conversion rate was set at $1.00 per share, which was above the closing price on the date of the resolution. The conversion period ended June 30, 2006. In March 2006, a total of $200,000 of deferred salaries was converted into 200,000 of OBN shares.


NOTE 12 - SUBSEQUENT EVENTS

In August 2006, Eclectic entered into a joint venture agreement with a company located in Dubai, United Arab Emirates to provide content for broadcasting over a digital signage (narrowcasting) network at numerous venues throughout Dubai. Operations are scheduled to begin in October 2006.

In August 2006, the Company entered into an agreement with a Japanese individual to serve as the Company's representative and assist with marketing, syndication and production financing in the Asian market, including Japan, China and Korea. The individual will also assist the Company in placing its content on electronic handheld devices.

In October 2006, the Company raised additional capital by selling 50,000 shares of OBN common stock for $10,000.

In December 2006, the Company raised additional capital by selling 750,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 375,000 of the shares, and a lockup period of one year for 375,000 shares.

In December 2006, to reduce the Company's debt, the outside members of the board of directors approved conversion of the accrued management salaries into the Company's common stock at a price of $0.15 per share, which was above the closing price on the date of the resolution. To date, no shares have been converted.

Between October 2006 and December 2006, a total of 465,000 shares of the Company's stock was issued to third parties for services rendered.

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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name                    Age    Year Elected     Position
Roger Neal Smith        54         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     54         2002         CFO
Dennis Johnson          58         2003         President, Omni Broadcasting
Anita L. DeFrantz       53         2003         Director
Dennis Severson         50         2003         Director
Barry Allen             66         2003         Director
Christine Ohama         50         2004         Director

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

Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2006, there was one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors has yet to establish the compensation, audit and governance committees.

The Company has one executive officer that does not serve on the Board as a director. Donald Wilson, President of the Eclectic Entertainment subsidiary, specializes in all areas of entertainment law and represents clients from the recording, film, television, book publishing and sports industries, and has been running his private practice since 1987. He began his career in 1979 at the law firm, Mason & Sloane. In 1983, he joined Quincy Jones Productions where he was instrumental in promoting and developing "We Are the World," "The Color Purple," and Michael Jackson's "Thriller" and "Bad" albums. In addition, he was the Executive Producer of the award winning Frank Sinatra documentary, "Portrait of an Album." In 1986, Mr. Wilson capped his tenure at Quincy Jones Production as President of Qwest Entertainment Company, which is the parent organization of Quincy Jones Productions.


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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2006 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: http://www.obnholdings.com


ITEM 10.  Executive Compensation

Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers that earned in excess of $100,000 per annum during any of our last three fiscal years. None of our executives have received salary payments; instead the salaries have been accrued. Employment contracts for the executive officers expired March 31, 2006. New contracts were signed April 1, 2006, and continue to accrue. Accrued salaries will be paid as monies become available.

                    Annual Compensation              Long-Term
                                                    Compensation
                                           Other   Common Shares
Name and        6/30                      Awards     Underlying   All Other
Position        Year                    Compensation  Warrants  Compensation
                End  Salary($)  Bonus($)     ($)      Granted(#)     ($)

Roger Smith     2006  $175,000*    -0-       -0-         -0-         -0-
President       2005  $125,000     -0-       -0-         -0-       25,000**
and CEO         2004  $125,000     -0-       -0-         -0-      125,000**

Larry Taylor    2006  $150,000     -0-       -0-         -0-         -0-
CFO             2005  $115,000     -0-       -0-         -0-         -0-
                2004  $115,000     -0-       -0-         -0-       50,000**

Dennis Johnson  2006  $150,000     -0-       -0-         -0-         -0-
President       2005  $115,000     -0-       -0-         -0-         -0-
Omni            2004  $115,000     -0-       -0-         -0-         -0-

Donald Wilson   2006  $150,000     -0-       -0-         -0-         -0-
President       2005  $115,000     -0-       -0-         -0-         -0-
Eclectic        2004  $115,000     -0-       -0-         -0-         -0-

  *Proposed, but contract not yet approved.
  **Accrued salary converted to Company stock at a price of $1.00 per share.

No options or warrants were exercised or granted in fiscal 2006.

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

             Aggregated Warrant/SAR Exercises in Last Fiscal Year and
                    Fiscal Year-End Warrant/SAR Values

                           Shares                  Number of       Value of
                          Acquired                Securities     Unexercised
                             On        Value      Underlying    In-the-Money
Name & Position           Exercise*   Realized*   Unexercised   Warrants at
                                                  Warrants/SARs     FY-End***
                                                   At FY-End**
Roger Smith
CEO/President                 0          $0         146,366           $0

Larry Taylor
Chief Financial Officer       0          $0         134,663           $0

Dennis Johnson
Omni President                0          $0         134,663           $0

Donald Wilson
Eclectic President            0          $0          84,308           $0

 * No warrants were exercised.
 ** All warrants exercisable, and expire in August 2006.
 *** The warrants are not in-the-money.


Director Compensation

None of our Board members have been compensated for services.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock at November 30, 2006 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                        Number of
Name and Address of                      Shares
Beneficial Owner(1)                     Owned (2)        Percent      Notes
---------------------                 ------------      ---------    -------
Roger N. Smith (Director and Officer)   2,007,131         29.63%       (3)

Larry Taylor (Director and Officer)       684,663         10.10%       (4)

Commerce Street Venture Group             625,000          9.22%       (5)

L. G. Hancher, Jr.                        350,000          5.16%       (6)

Dennis Johnson (Director and Officer)     335,091          4.94%       (7)

Donald Wilson (Officer)                   199,915          2.95%       (8)

Dennis Severson (Director)                140,000          2.06%       (9)

Anita L. DeFrantz (Director)               10,000            *        (10)

Barry Allen (Director)                          0            *

Christine Ohama (Director)                      0            *

All Directors and Officers
   as a Group (8 Persons)               3,376,800          49.85%
_____________
* Less than 1%

(1) Unless otherwise indicated, the address of the beneficial owner is c/o OBN Holdings, Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

(2)  Includes all warrants issued.

(3) Includes warrants to purchase 146,366 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(4) Includes 10,000 shares personally owned by L. Taylor family members. Also includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(5) Includes warrants to purchase 95,000 shares of common stock that may be acquired by Commerce Street Venture Group at an exercise price of $4.00 per share. A five-member committee has equal voting or investment control over shares owned by Commerce Street Venture Group. Mr. Hancher is a member of that group.

(6) Includes warrants to purchase 100,000 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(7) Includes warrants to purchase 134,663 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(8) Includes warrants to purchase 84,308 shares of common stock that may be acquired at an exercise price of $4.00 per share.

(9) Dennis Severson is a member of the Board of Directors and an officer of Commerce Street Venture Group.

(10)  Anita DeFrantz is a member of the Board of Directors.

ITEM 12.  Certain Relationships and Related Transactions

The Company has $439,910 in loans from related parties under 5% promissory notes, of which $91,910 was advanced to the Company during the year ended June 30, 2006. The balance of these notes was $348,000 as of June 30, 2005. The principal and interest is due and payable on demand. As of June 30, 2006, the accrued interest on these notes totaled $35,674.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at June 30, 2006 and 2005. The note has no set maturity date, and is payable upon demand. As of June 30, 2006, the accrued interest on this note totaled $1,750.

The Company has short-term loans with its executives for a total of $30,663, of which $31,295 was advanced to the Company, and $5,350 was paid during the year ended June 30, 2006. The balance on these loans was $4,717 as of June 30, 2005. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ending June 30, 2006 and 2005 was $20,816 and $10,359, respectively.

In December 2005 the Board of Directors approved a resolution to allow executives to convert all but $50,000 of each of their deferred salaries into shares of OBN stock during a six month period beginning January 1, 2006. The conversion rate was set at $1.00 per share, which was above the closing price on the date of the resolution. The conversion period ended June 30, 2006. In March, 2006 a total of $200,000 of deferred salaries was converted into 200,000 of OBN shares.

ITEM 13.  Exhibits

None


ITEM 14.  Principal Accountant Fees and Services

Corbin & Company, LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2006. Corbin & Company, LLP previously audited our financial statements for the years ended June 30, 2005, 2004 and 2003.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Corbin & Company, LLP for the years ended June 30, 2006 and 2005 were as follows:

                    Services Provided       2006       2005
                 Audit Fees              $ 45,000    $ 42,000
                 Audit Related Fees      $      -    $      -
                 Tax Fees                $      -    $      -
                 All Other Fees          $      -    $      -
                 Total                   $ 45,000    $ 42,000

Audit Fees. The aggregate fees billed for the years ended June 30, 2006 and 2005 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2006 and 2005 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2006 and 2005 for professional services related to tax compliance, tax advice and tax planning.

                                 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               OBN HOLDINGS, INC
                                 (Registrant)

Date: December 19, 2006                     /s/ ROGER N. SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer