Form 10QSB
period 2006-09-30
OBN HOLDINGS
filed 2007-01-11
CIK 1261204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2006

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

As of January 8, 2007, the Company had 15,312,490 shares of its $0.001 par value common stock issued and outstanding.

            Transitional Small Business Disclosure Format (check one):
                             Yes _____  No       X

                            TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements
          Consolidated Balance Sheets at September 30, 2006 (Unaudited)
           and June 30, 2006.                                             1

          Consolidated Statements of Operations (Unaudited) for the
           Three Month Periods Ended September 30, 2006 and 2005          2

          Consolidated Statements of Cash Flows (Unaudited) for the
           Three Month Periods Ended September 30, 2006 and 2005          3

          Notes to Unaudited Consolidated Financial Statements            4

ITEM 2.   Management's Discussion and Analysis or Plan of Operation      20

ITEM 3.   Controls and Procedures                                        28


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              29

ITEM 2.   Unregistered Sales of Equity Securities                        29

ITEM 3.   Defaults Upon Senior Securities                                30

ITEM 4.   Submission of Matters to A Vote of Security Holders            30

ITEM 5.   Other Information                                              30

Item 6.   Exhibits                                                       30

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            OBN Holdings, Inc.
                       Consolidated Balance Sheets

                                                September 30,   June 30,
                                                    2006          2006
                                                 -----------  ----------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    1,872  $    2,493
                                                 -----------  ----------
    Total current assets                               1,872       2,493

Fixed assets net of accumulated depreciation
  of $27,320 and $22,062, respectively                36,071      41,329
Broadcast license                                    130,000     130,000
Programming rights, net of accumulated amortization
  of $94,692 and $94,192, respectively.               71,113      71,613
Film library, net of accumulated amortization
  of $98,410 and $80,505, respectively.              259,690     277,595
                                                  ----------  ----------
    Total assets                                  $  498,746  $  523,030
                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities:
  Accounts payable                                $  870,805  $  846,076
  Accrued payroll and related                      1,472,058   1,381,324
  Deferred revenue                                   125,000     125,000
  Current portion of obligations under capital
    leases                                            49,396      49,396
  Programming rights payable                          90,030      90,030
  Notes and accrued interest payable                 152,423     149,392
  Notes and accrued interest payable to related
    parties                                          517,133     511,497
                                                  ----------   ---------
     Total current liabilities                     3,276,845   3,152,715
                                                  ----------   ---------
Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                     ---         ---
  Common stock; $0.001 par value; 50,000,000 shares
    authorized; 6,773,804 and 6,773,804 shares
    issued and outstanding, respectively.              6,774       6,774
  Additional paid-in-capital                       4,097,218   4,097,218
  Accumulated deficit                             (6,882,091) (6,733,677)
                                                  ----------  ----------
   Total stockholders' deficit                    (2,778,099) (2,629,685)
                                                  ----------  ----------

   Total liabilities and stockholders' deficit    $  498,746  $  523,030
                                                  ==========  ==========


See accompanying notes to unaudited consolidated financial statements.

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                                   ended September 30,
                                                 -----------------------
                                                    2006          2005
                                                 -----------  ----------

Revenue, net of affiliate costs                   $        -  $   62,746

Cost of sales                                          4,155     112,191
                                                 -----------  ----------
  Gross loss                                          (4,155)    (49,445)

General and administrative expenses                  135,727     267,714
                                                 -----------  ----------
  Loss from operations                              (139,882)   (317,159)
                                                 -----------  ----------
Other income (expense):
  Other income                                           160      67,302
  Interest expense                                    (8,692)     (8,122)
                                                 -----------  ----------
    Total other income (expense), net                 (8,532)     59,180
                                                 -----------  ----------
Loss before income taxes                            (148,414)   (257,979)

Income taxes                                               -           -
                                                 -----------  ----------
   Net loss                                       $ (148,414) $ (257,979)
                                                 ===========  ==========

Net loss available to common shareholders per common share:

  Basic and diluted net loss per
    common share                                      ($0.02)     ($0.04)
                                                 ===========  ==========

  Basic and diluted weighted average
    shares outstanding                             6,773,804   6,342,261
                                                 ===========  ==========


See accompanying notes to unaudited consolidated financial statements.

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   FOR THE THREE MONTHS
                                                    ended September 30,
                                                  -----------------------
                                                     2006          2005
                                                  -----------  ----------
                                                  unaudited     unaudited
Cash flows from operating activities:
  Net loss                                          ($148,414) ($257,979)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Gain on settlement of debt                             -    (87,000)
     Impairment of programming rights                       -     18,092
     Depreciation and amortization                     23,663     21,911
     Shares issued for services                             -     36,000
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses          124,080    252,103
                                                  -----------  ---------
        Net cash used in operating activities            (671)   (47,683)

Cash flows from financing activities:
  Proceeds from notes payable to related parties           50     45,750
                                                  -----------  ---------
        Net cash provided by financing activities          50     45,750

Net change in cash and cash equivalents                  (621)    (1,933)
Cash and cash equivalents, beginning of period          2,493      1,933
                                                  -----------  ---------
Cash and cash equivalents end, of period           $    1,872  $       -
                                                  ===========  =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
   Interest                                        $        -  $   1,614
                                                  ===========  =========
   Income taxes                                    $        -  $       -
                                                  ===========  =========

Supplemental disclosure of noncash investing and
  financing activities:
   Purchase of broadcast equipment under capital
    lease                                          $        -  $  59,322
                                                  ===========  =========
   Shares issued to pay off debt                   $        -  $ 150,000
                                                  ===========  =========
   Purchase of film library in exchange for
     deferred revenue                              $        -  $ 275,000
                                                  ===========  =========
   Payments of capital lease with common stock     $        -  $   3,600
                                                  ===========  =========


See accompanying notes to unaudited consolidated financial statements.

                          OBN HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2006 and 2005


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

Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. is an entertainment company engaged in television broadcasting, internet broadcasting, feature film and television production and distribution, music production and distribution, and merchandising.

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

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $148,414 during the three months ended September 30, 2006. The Company has a cash balance of $1,872 at September 30, 2006. In addition, at September 30, 2006 our accumulated deficit was $6,882,091 and we had negative working capital of $3,274,973.

The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $2,000,000 through equity financing sources in the spring of 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadband broadcasting of content and expanding the airing of its content to incorporate new technologies.
The Company will launch its Internet portal during the first quarter of 2007. In addition, the Company is currently in the process of negotiating to offer content that it owns or controls on cell phones and other electronic devices, and is working to develop a broadband network over which to air programming.

2) Continuing the Company's focus on broadcast operations. Given the merger of the UPN and WB networks, there are additional full power television stations in need of network affiliation. The Company seeks to take advantage of this market change by giving this area of business sufficient attention. The Company is aggressively targeting potential television station affiliates and developing new television programs for its networks. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the networks. The Company expects the new television programs to attract a greater audience interest and a larger number of affiliate television stations.

3) Expanding the Company's syndicating activities. Given the success with syndicating the Four Tops television special, OBN will continue its activities syndicating its productions as well as those that it controls. With fewer large broadcast networks, program syndication has become increasingly popular. The Company is currently working with a syndicator.
In addition, an executive has been engaged to coordinate the sponsorship efforts for programs destined for syndication. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States, Asia and Europe.

4) Introducing joint venture projects for targeted "narrowcasting" in selected foreign countries. Private broadcasting at various venues has provided a digital media alternative for advertisers to market their products to consumers. The Company is adding this capability to its distribution methods and will begin selling advertising time. This will further expand the Company's offerings to its client base. A narrowcasting network is currently being established in the Middle East.

5) Expanding sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue its efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this policy. The Company has engaged the services of an independent advertising sales company with established relations with small and medium-sized advertising agencies.

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

A summary of the segments for the periods ended September 30, 2006 and 2005 is presented in the tables below:

As of and for the three months ended September 30, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $737,858   $291,625   $1,830,508 $(2,361,245)  $498,746
Liabilities       (1,672,236)  (496,710)  (1,603,891)    495,992 (3,276,845)
Revenues, net of
affiliate costs           --         --           --          --         --
Expenses             (31,805)   (18,232)     (98,537)         --   (148,574)
Other Inc/Exp           (260)        --          420          --        160
Net Loss            $(32,065)  $(18,232)    $(98,117)      $  --  $(148,414)


For the three months ended September 30, 2005:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
affiliate costs      $62,707     $   --          $39      $   --    $62,746
Expenses            (108,677)   (32,048)    (247,302)         --   (388,027)
Other Inc/Exp        (65,400)   (20,018)     152,720          --     67,302
Net Loss           $(111,370)  $(52,066)    $(94,543)     $   --  $(257,979)

 *Expenses include operating expenses, interest expense and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

For the three month period ended September 30, 2006 there were no sales, whereas sales to the two largest customers totaled approximately 59% of sales for the three month period ended September 30, 2005.

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

The programming rights assets are discussed in Note 4. Programming rights are recorded for the purchase of the right to air programming on the Company's networks. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 5. These assets are being amortized over their estimated useful life of 10 years.

Website development costs were accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs". Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Applicable website development costs incurred were being amortized over a three-year period through June 30, 2006, and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $0 and $5,685 for the quarters ended September 30, 2006 and 2005, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at September 30, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment charge of $18,092. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets existed at September 30, 2006. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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

Revenue Sharing With Program Licensors

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where the Company airs the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. SFAS No. 63, "Financial Reporting by Broadcasters," sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, the Company recognizes a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor -provided commercials.

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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscribers households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the three month periods ended
September 30, 2006 and 2005, affiliate costs totaled $0 and $0, respectively.

Accounting for Filmed Entertainment and Television Programming Costs

In accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, "Accounting by Producers or Distributors of Films", filmed entertainment costs will include capitalizable production costs, overhead and interest costs expected to benefit future periods.
These costs, as well as participations and talent residuals, will be recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing and development costs under term deals will be expensed as incurred.

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


Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending September 30, 2006 and 2005, the Company's advertising costs were $0 and $54,000, respectively.

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

Through June 30, 2006, SFAS No. 123 allowed an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, was recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 were required to make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

The Company has a stock-based employee compensation plan that has reserved 600,000 shares for grant, of which 600,000 shares are available for grant at September 30, 2006. Through June 30, 2006, Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation costs are reflected in the attached consolidated statements of operations, as the Company has no options or warrants outstanding at September 30, 2006.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, the Company had no options outstanding and therefore the adoption of SFAS 123(R) had an immaterial effect on the accompanying financial statements.

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a consolidated federal income tax return. The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three months ended September 30, 2006 and 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. ("FIN") 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 beginning in the first quarter of fiscal 2008. Management is currently evaluating the impact, if any, the adoption of FIN 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN 48 upon initial adoption, will be reported as an adjustment to accumulated deficit as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. ("SAB") 108, "Considering the Effects of Prior
Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The Company has adopted SAB 108 for its fiscal year ending June 30, 2007. The impact, if any, of the adoption of SAB 108 did not have a material effect on the Company's loss from operations or net loss.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on its loss from operations or net loss.


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

As of September 30, 2006, the Company is not making the required lease payments and is $63,283 in arrears. The lessor continues to submit invoices and is abiding by the terms of the lease agreement. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor when funding is secured. All amounts due under this agreement are reflected as a current liability as the Company is in default of the agreement.

NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended September 30, 2006 and 2005, there were no production costs. At September 30, 2006 cumulative production costs totaled $82,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of "From The Heart:
The Four Tops 50th Anniversary and Celebration" after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in the Four Tops Television Special for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic originally capitalized $300,000 of programming costs related to this program. In
April 2006, $195,000 was received for recoupment of production expenses and the Company reduced the carrying cost of the asset to $105,000. As of June 30, 2006, the Company impaired the remaining asset balance of $105,000, which has been recorded in the statement of operations for the year ended
June 30, 2006.

OMNI has purchased various programming rights assets totaling $83,030 as of September 30, 2006.

For the three months ended September 30, 2006 and 2005, the Company recorded amortization expense of $500 and $6,921, respectively, related to its programming rights.


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

In September 2005, the Company acquired 550 film titles from Indie Vision Films, Inc. as payment for purchased advertising time. The Company recorded a $275,000 increase in film library and a corresponding increase in deferred revenues, as the advertisements will be broadcast over future months. The Company amortizes the film library titles over their estimated useful lives of 10 years.

During the three-month periods ended September 30, 2006 and 2005, the Company recorded amortization expense of $17,905 and $4,155, respectively, related to its film library.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company leases its office facilities, satellite uplink services and master control equipment under non-cancelable operating leases. In addition, the Company is the lessee of a broadcasting license under a capital lease obligation (see Note 3), with an effective interest rate of 9.5% per annum.

As of September 30, 2006, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to occupy permanent facilities by March 31, 2007.

As of September 30, 2006, the Company had accounts payable of $155,000 in arrears relating to its satellite uplink lease, which was cancelled in March 2006. The Company is currently working on a plan for repayment of the outstanding balance due to the uplink provider.

As of September 30, 2006, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The Company has agreed to a stipulated judgment of $46,272 to pay off the lease obligation.

As of September 30, 2006, the Company had accounts payable of $63,283 in arrears relating to related to its KSSY television station lease. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor when funding is secured. KSSY television is not currently broadcasting as the Company is realigning it broadcast operations and seeking funding to implement station enhancements.

Revenue Sharing Agreement

On March 15, 2005, the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of September 30, 2006, no revenues had been realized from this agreement.

Litigation

In April 2006, OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the quarter ended September 30, 2006. However, the Company expects to pay Firestone the $141,000 no later than the third quarter of 2007.

In May 2006, WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at their election, may provide a replacement property or cancel the agreement. The Company has agreed to pay WellGo $17,500, and has begun making payments. To date, $2,500 has been paid, leaving a balance of $15,000. The Company expects to complete the payments by the second quarter of 2007.

In August 2006, General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272.
Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by the third quarter of 2007.

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


NOTE 7 - NOTES PAYABLE

The Company has $439,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended September 30, 2006. The principal and interest is due and payable on demand. As of September 30, 2006, the accrued interest on these notes totaled $41,172.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at September 30, 2006. The note has no set maturity date, and is payable upon demand. As of September 30, 2006, the accrued interest on this note totaled $1,838.

The Company has short-term loans with its executives for a total of $30,713, of which $50 was advanced to the Company, during the quarter ended
September 30, 2006. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the three months ended September 30, 2006 and 2005 was $5,586 and $4,537, respectively.

At September 30, 2006, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of September 30, 2006, the accrued interest on the note totaled $1,917.
As of September 30, 2006, the Company has short-term loans with third parties for a total of $14,000. The loans have no interest rate and are payable upon demand.

On July 29, 2004, the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 11.50% as of September 30, 2006). Accrued interest on the note totaled $9,590 as of September 30, 2006.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 8.5% as of September 30, 2006). As of September 30, 2006, the accrued interest on the note totaled $7,016.

Non-related party interest expense under these notes for the three months ended September 30, 2006 and 2005 was $3,031 and $3,385, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of September 30, 2006, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
-------------

During the three month period ended September 30, 2006 no shares of common stock was issued and no stock agreements were signed.

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2006 and 2005:


                                              FOR THE THREE MONTHS ENDED
                                            ------------------------------
                                             September 30,    September 30,
                                                 2006            2005
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($148,414)       ($257,979)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      6,773,804        6.342,261

Net loss available to common
   stockholders per common share                 ($0.02)          ($0.04)


NOTE 10 - SUBSEQUENT EVENTS

In October 2006, the Company raised additional capital by selling 50,000 shares of OBN common stock for $10,000.

In December 2006, the Company raised additional capital by selling 750,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 375,000 of the shares, and a lockup period of one year for the remaining 375,000 shares.

Between October 2006 and December 2006, a total of 465,000 shares of the Company's stock were issued to third parties for services rendered.

In December 2006, the Company adopted the Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO, totaling $308,685, Larry Taylor, CFO, totaling $402,815 and Donald Wilson, Senior Vice President, totaling $379,554, were converted from debt into the Company's common stock at a price of $0.15 per share, which totaled 2,057,898 shares,2,685,430 shares, and 2,530,358 shares, respectively. The common stock is being held by the Company in the Plan.
At the time of participation, the participants were required to specify when the stock would be distributed, but not earlier than January 31, 2008. Should a participant leave the Company, shares will still remain with the Company until the payment date previously selected by the participant.
The Company will record a gain on debt extinguishment related to the conversions in the second quarter of Fiscal 2007.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

The Company continues its efforts to obtain sufficient working capital that will allow it to implement its business plan. In March 2006, the Company reached a final agreement in principle for a single investor, Sheikh Ahmed S. Al Seresry of Saudi Arabia, to purchase a 60% interest in the Company for $3,500,000. The agreement was the result of negotiations following receipt of a Letter of Intent in November 2005. Unfortunately, the funds from the planned sale of stock to the investor have not arrived and we are considering legal action for damages. Meanwhile, management does not have the funds to fully implement our business plan. Management continues to talk to other entities that have expressed an interest in investing in the Company. Should management identify a qualified investor prior to the receipt of funds from the aforementioned individual, management has been advised by counsel that it has the ability to cancel the original agreement due to the delay in receiving funds.

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

Television and film production operations is recovering. Unfortunately, during the fiscal year ending June 30, 2006, most of available funds were devoted to completing a major production to which the Company had committed when it was believed funds from the initial public offering were eminent.
This was a tremendous strain on the Company's limited resources.   However,
the production commitment has been fulfilled and the Company is now refocusing its efforts to implementing it business plan. Without outside funding, Eclectic will not be able to complete production projects currently underway. However, the Company has entered and representative agreement for revenue generating ventures in Asia, including Japan, China and Korea. As a result projects are being negotiated and will be implemented without capital investment by the Company. The innovative methods employed will allow the Company to realize revenues from licensing agreements, syndication agreements and advertising without incurring expenses. Lack of funding will have minimal impact on feature film production activities because Eclectic has always planned to seek separate funding for producing feature films.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three months ended September 30, 2006 and 2005, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2006. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company' s actual results during 2006-07 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2006 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $148,414 during the three months ended September 30, 2006. The Company has a cash balance of $1,872 at September 30, 2006. In addition, at September 30, 2006 our accumulated deficit was $6,882,091 and we had negative working capital of $3,274,973. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $2,000,000 through equity financing sources in the spring of 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on its Media Internet Portal and expanding the airing of its content to include new technologies. We will launch our Internet portal during the next quarter. In addition, the Company is currently in the process of negotiating to offer the content that it owns on cell phones and other electronic devices, and is working to develop a broadband network over which to air programming.

2) Continuing the Company's focus on broadcast operations. Given the merger of the UPN and WB networks, there are additional full power television stations in need of network affiliation. The Company seeks to take advantage of this market change by giving this area of business sufficient attention. The Company is aggressively targeting potential television station affiliates and developing new television programs for its networks. Management is frequently meeting with independent television producers who have approached the Company with ideas for shows that they would like to have aired on the networks. The Company expects the new television programs to attract a greater audience interest and a larger number of affiliate television stations.

3) Expanding the Company's syndicating activities. Given the success with syndicating our Four Tops television special, OBN will continue its activities syndicating but its productions as well as those that it controls. With fewer large broadcast networks, program syndication has become increasingly popular. The Company now has a syndicator under contract. In addition, an executive has been engaged to coordinate the sponsorship efforts for programs destined for syndication. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in both the United States and Europe.

4) Introducing joint venture projects for targeted "narrowcasting" in selected foreign countries. Private broadcasting at various venues has been digital media alternative for advertisers to market their products to consumers. The Company is adding this capability to its distribution methods and will begin selling advertising time. This will further expand the Company's offerings to its client base. A narrowcasting network is currently being established in the Middle East.

5) Expanding sales operations to include international distributors, an outside advertising sales company and a dedicated in-house sales team. The Company will continue its efforts to establish sales offices in Asian, African and other international markets. The Company has adopted a policy for all employees to participate in sales activities. A comprehensive sales training program is being developed to assist with implementation of this policy. The Company has engaged the services of an independent advertising sales company with established relations with small and medium-sized advertising agencies.

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

Intangible Assets. We have adopted SFAS No. 142, "Goodwill and Other Tangible Assets". SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives.

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

2) Revenue can also result from "revenue sharing" with program licensors. Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where we air the program for a contracted number of times and, in consideration for the programming, the licensor receives a specified number of advertising minutes. SFAS No. 63, Financial Reporting by Broadcasters, sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, we recognize a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor -provided commercials.

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

RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $0 for the three-month period ended September 30, 2006 as compared to $62,746 for the three-month period ended September 30, 2005. The decrease in revenue was due to the Company's broadcast networks being off the air during the period. There were no programs broadcast and no advertising revenue recognized during the period. Furthermore, there were no sales generated from the corporate leased TV station during the three-month periods ended September, 2006 and 2005, respectively.

Expenses incurred during the three-month period ended September 30, 2006 totaled $148,414 as compared to $388,027 for the three-month period ended September 30, 2005. The decrease in expenses was primarily due to reductions in broadcasting expenses. Other income/expenses for the three-month period ended September 30, 2006 was income of $160 as compared to $67,302 for the same period in 2005. The decrease in other income/expenses is due primarily to a one-time $87,000 gain on extinguishment of debt, offset by a one-time $18,091 write off of intellectual properties that occurred in 2005. Changes in interest expense and tax expense are insignificant. The net loss for the three-month period ended September 30, 2006 was $148,414 as compared to a net loss of $257,979 for the three-month period ended September 30, 2005.

Results of operations for the three-month periods ended September 30, 2006
and 2005 are detailed in the charts below.   Included are the revenues,
expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for the three months ended September 30, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $737,858   $291,625   $1,830,508  ($2,361,245)  $498,746
Liabilities       (1,672,236)  (496,710)  (1,603,891)     495,992 (3,276,845)
Revenues, net of
Affiliate cost          --           --           --          --         --
Expenses             (31,805)   (18,232)     (98,537)         --    (148,574)
Other Inc/Exp           (260)        --          420          --         160
Net Loss            $(32,065)  $(18,232)    $(98,117)      $  --   $(148,414)

For the three months ended September 30, 2005:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost       $62,707     $   --          $39        $  --    $62,746
Expenses            (108,677)   (32,048)    (247,302)          --   (388,027)
Other Inc/Exp        (65,400)   (20,018)     152,720           --     67,302
Net Loss           $(111,370)  $(52,066)    $(94,543)       $  --  $(257,979)

 *Expenses include operating expenses, interest expense and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the three months ended September 30, 2006, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for the
same period in 2005 were $62,707.    Expenses were $31,805 for the
three months ended September 30, 2006 as compared to $108,677 for the three-month period ended September 30, 2005. Among the items expensed during that period ending September 30, 2006 was $5,976 of accrued salaries. The net loss for this segment of operations was $32,065 for the three months ended September 30, 2006 as compared to a net loss of $111,370 for the same period in 2005. The decrease in expenses and revenues for this segment of operations is primarily because the Company temporarily suspended its broadcast during the three month period ended September 30, 2006. As a result no revenues were generated and no satellite uplink expenses were incurred.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2006 as compared to $0 during the same period in 2005. This segment incurred $18,232 of expense during the period compared to $32,048 in 2005. The decrease in expense is primarily due to less production activity in 2006 than 2005. Expenses included $11,949 of accrued salaries. The net loss for this segment was $18,232 for the three months ended September 30, 2006 as compared to a loss of $52,066 for the period in 2005.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended September 30, 2006 as compared to $0 of revenue during the same period of 2005. The expenses incurred by OBN corporate were $98,537 for the three months ended September 30, 2006 as compared with $247,302 in 2005. Corporate expenses decreased as a result of reductions in satellite uplink expenses. Expenses for the three-month period ending September 30, 2006 included $50,804 of accrued salary expenses, $22,000 of accounting fees and $14,856 of payroll expenses. The net loss for OBN corporate was $98,117 during the period ended September 30, 2006 as compared to a net loss of $94,543 for the same period in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006 the Company's current liabilities of $3,276,845 exceed current assets of $1,872 by $3,274,973. Approximately 44% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the needed funding is received. A portion of the payroll shall be paid once a private stock sale is completed (See Note 10).

In December 2006, the Board of Directors passed a resolution for conversion of all accrued salaries at $0.15 per share.

The Company acquired its television station and broadcast equipment under two capital lease agreements. The capital lease of KSSY television station located in California for $4,166 per month for three years ended in August 2006. However, the Company still has a remaining balance of approximately $63,000 due to the owner. After this is paid the Company has the option to acquire 95% ownership in the station, provided the Federal Communications Commission approves the transfer. In July, 2005, the Company entered into a capital lease for broadcast master control and play back equipment for

$1,841 per month for three years, after which time OBN has the option to purchase the equipment for one dollar. The lease was canceled in July 2006, but the Company still owes approximately $49,000 with this agreement.

All other expenses are variable, and we match them to the availability of funds. The station and broadcast equipment leases will be paid from funds generated from operations. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 3 and 6 to the consolidated financial statements in this document.

Management's plans to address the Company's liquidity issues include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operation will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of $2,000,000 through equity financing sources and anticipates implementing its business plan to expand its affiliate base, develop more programming and achieve profitability.

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


Item 3.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as define in Rule 131-15(e) and 15d-15(c)under the Securities Exchange Act of 1934 is routinely conducted.

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

Limitations on the Effectiveness of internal controls

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple effort or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

OBN HOLDINGS, INC
(Registrant)

Dated:  January 11, 2007          By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer