Form 10QSB
period 2006-12-31
OBN HOLDINGS
filed 2007-06-01
CIK 1261204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(x) No( )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              Yes ( )   No (x)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.                 Yes ( )   No ( )

                        APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2007 the Company had 25,159,042 shares of its $.001 par value common stock issued and outstanding.

------------------------------------
Transitional Small Business Disclosure Format (Check one):   Yes ( )    No (x)

                            TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets at December 31, 2006 (Unaudited)
           and June 30, 2006.                                             1

          Consolidated Statements of Operations (Unaudited) for the three
           and six Month Periods Ended December 31, 2006 and 2005         2

          Consolidated Statements of Cash Flows (Unaudited) for the
           six Month Periods Ended December 31, 2006 and 2005             3

          Notes to Unaudited Consolidated Financial Statements            4

ITEM 2.   Management's Discussion and Analysis or Plan of Operation      19

ITEM 3.   Controls and Procedures                                        27


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              28

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds    28

ITEM 3.   Defaults upon senior securities                                28

ITEM 4.   Submission of Matters to a Vote of Securities Holders          28

ITEM 5.   Other Information                                              28

Item 6.   Exhibits                                                       28

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            OBN Holdings, Inc.
                       Consolidated Balance Sheets

                                                December 31,    June 30,
                                                    2006          2006
                                                 -----------  ----------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    3,908  $    2,493
                                                 -----------  ----------
    Total current assets                               3,908       2,493

Fixed assets net of accumulated depreciation
  of $32,520 and $22,062, respectively                30,871      41,329
Broadcast license                                    130,000     130,000
Programming rights, net of accumulated amortization
  of $95,192 and $94,192, respectively.               70,613      71,613
Film library, net of accumulated amortization
  of $116,315 and $80,505, respectively.             241,785     277,595
                                                  ----------  ----------
    Total assets                                  $ 477,177   $  523,030
                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities:
  Accounts payable                                $  851,456  $  846,076
  Accrued payroll and related                        462,432   1,381,324
  Deferred revenue                                   125,000     125,000
  Capital lease obligations                           49,396      49,396
  Programming rights payable                          90,030      90,030
  Notes and accrued interest payable                 161,953     149,392
  Notes and accrued interest payable to related
    parties                                          516,170     511,497
                                                  ----------   ---------
     Total current liabilities                     2,256,437   3,152,715

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                     ---         ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 15,312,490 and 6,773,804 shares
    issued and outstanding, respectively.             15,312       6,774
  Additional paid-in-capital                       5,265,689   4,097,218
  Accumulated deficit                             (7,060,261) (6,733,677)
                                                  ----------  ----------
   Total stockholders' deficit                    (1,779,260) (2,629,685)
						  ----------  ----------

   Total liabilities and stockholders' deficit    $  477,177  $  523,030
                                                  ==========  ==========


See accompanying notes to unaudited consolidated financial statements

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                    FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                      ended December 31,   ended December 31,
				    ---------------------   -------------------
                                        2006       2005       2006      2005
                                    ---------- ---------   --------- ----------

Revenue, net of affiliate costs     $      --   $ 132,695  $     --  $ 195,441

Cost of sales                          (4,155)     74,920        --    187,111
                                    ---------- ----------  --------- ---------
  Gross profit                          4,155      57,775        --      8,330

General and administrative expenses   173,859     308,092    309,586   575,806
                                    ---------- ----------  --------- ---------
  Loss from operations               (169,704)   (250,317)  (309,586) (567,476)
                                    ---------- ----------  --------- ---------
Other income (expense)
  Other income (expense)                  260      (1,375)       420    65,927
  Interest expense                     (8,726)     (9,037)   (17,418)  (17,159)
                                     ---------- ----------  -------- ---------
    Total other income (expense), net  (8,466)    (10,412)   (16,998)   48,768
                                     ---------- ----------  --------- --------
Loss before income taxes             (178,170)   (260,729)  (326,584) (518,708)

Income taxes                               --          --         --        --
                                     ---------- ----------  --------- ---------
   Net loss                         ($178,170) ($260,729) ($326,584) ($518,708)
                                     ========== ==========  ========= =========

Net loss available to common shareholders per common share:

  Basic and diluted net loss per
    common share                       ($0.02)    ($0.04)     ($0.05)   ($0.08)
                                     ========== ==========  ========= =========
  Basic and diluted weighted
  average shares outstanding         7,259,837  6,523,315   7,016,820 6,432,788
                                     ========== ==========  ========= =========


See accompanying notes to unaudited consolidated financial statements.

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   FOR THE SIX MONTHS
                                                    ended December 31,
						  -----------------------
                                                     2006          2005
                                                  -----------  ----------
                                                  unaudited     unaudited
Cash flows from operating activities
  Net loss                                          ($326,584) ($518,708)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Gain on extinguishment of debt                      ---     (87,000)
     Impairment of programming rights                    ---      18,092
     Bad debt expense                                    ---      18,420
     Depreciation and amortization                     47,268     54,264
     Shares issued for services                        50,600     55,100
     Changes in operating assets and liabilities:
       Accounts receivable, net                          ---        (120)
       Accounts payable and accrued expenses          177,541    390,790
                                                  -----------  ---------
        Net cash used in operating activities         (51,175)   (69,419)

Cash flows from financing activities
  Proceeds from notes payable                          12,561     12,500
  Proceeds from notes payable to related parties        4,673     64,419
  Payments under capital lease obligations               ---      (7,697)
  Proceeds from issuance of common stock               35,356       ---
                                                  -----------  ---------
        Net cash provided by financing activities      52,590     69,222

Net change in cash and cash equivalents                 1,415         59
Cash and cash equivalents beginning of period           2,493      1,933
                                                  -----------   --------
Cash and cash equivalents, end of period               $3,908     $1,992
                                                  ===========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest                                              ---        ---
                                                  ===========  =========
   Income taxes                                          ---        ---
                                                  ===========  =========

Supplemental disclosure of noncash investing and financing activities:

   Purchase of broadcast equipment under capital
    lease                                                ---     $59,322
                                                  ===========  =========
   Value of shares issued to pay off debt          1,091,053    $150,000
                                                  ===========  =========
   Purchase of film library in exchange for
     deferred revenue                                    ---    $275,000
                                                  ===========  =========
   Payments of capital lease with common stock           ---      $3,600
                                                  ===========  =========
  =


See accompanying notes to unaudited consolidated financial statements.

                          OBN HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2006 and 2005



NOTE 1 - MANAGEMENT'S REPRESENTATION

The consolidated financial statements included herein have been prepared by OBN Holdings, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.

Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006.


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

The Company has not generated revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $326,584 during the six months ended December 31, 2006. The Company has a cash balance of $3,908 at December 31, 2006. In addition, at December 31, 2006 the Company's accumulated deficit was $7,060,261 and it had negative working capital of $2,252,529.

The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company needs to raise gross proceeds of at least $2,000,000 through equity financing sources during 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on broadband broadcasting of content and expanding the airing of its content to incorporate new technologies.
The Company will launch its broadband network during the third quarter of 2007. In addition, the Company is currently in the process of negotiating to offer content that it owns or controls on cell phones and other electronic devices.

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

3) Expanding the Company's syndicating activities. Given the success with syndicating the Four Tops television special, OBN will continue its activities syndicating its productions as well as those that it controls. With fewer large broadcast networks, program syndication has become increasingly popular. The Company is currently working with a syndicator.
In addition, an executive has been engaged to coordinate the sponsorship efforts for programs destined for syndication. The Company is identifying and creating production and distribution opportunities for Eclectic Entertainment. Management is continually developing new ideas for television programs for airing on the other networks. Additionally, the Company is currently structuring feature film production and distribution joint ventures with other independent producers in the United States, Asia and Europe.

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

A summary of the segments for the periods ended December 31, 2006 and 2005 is presented in the tables below:


As of and for six months ended December 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $714,510   $124,957   $2,212,842 ($2,575,132)  $477,177
Liabilities       (1,683,073)  (514,804)    (935,107)    876,547 (2,256,437)
Revenues, net of
Affiliate cost           --          --           --          --         --
Expenses             (66,251)   (36,325)    (224,428)         --   (327,004)
Other Inc/Exp           --           --          420          --        420
Net loss            ($66,251)  ($36,325)   ($224,008)         --  ($326,584)


For three months ended December 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost       $   --     $   --      $    --       $   --   $     --
Expenses             (34,446)   (18,093)    (125,891)         --   (178,430)
Other Inc/Exp            260         --                       --        260
Net loss            ($34,186)  ($18,093)   ($125,891)         --  ($178,170)


For six months ended December 31, 2005:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost     $ 195,420   $     --    $      21    $     --  $ 195,441
Expenses            (197,693)   (64,128)    (518,255)         --   (780,076)
Other Inc/Exp        (65,400)   (21,393)     152,720          --     65,927
Net loss            ($67,673)  ($85,521)   ($365,514)         --  ($518,708)



For three months ended December 31, 2005:

Revenues, net of
affiliate costs     $132,713    $     --    $     (18)   $    --  $ 132,695
Expenses             (89,016)    (32,080)    (270,953)        --   (392,049)
Other Inc (Exp)            -      (1,375)         --          --     (1,375)
Net Income (Loss)    $43,697    ($33,455)   ($270,971)        --  ($260,729)

 *Expenses include operating expenses, interest expense and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

For the three and six month periods ended December 31, 2006 there were no sales, whereas sales to the two largest customers totaled approximately 77% and 87% of sales for the three and six month periods ended December 31, 2005.

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

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $0 and $9,912 for the six months ended December 31, 2006 and 2005, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at December 31, 2006. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the six months ended December 31, 2005 the company recorded an impairment charge of $18,092. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets existed at December 31, 2006. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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


Advertising Costs

Advertising costs are expensed as incurred. For the six months ended December 31, 2006 and 2005, the Company's advertising costs were $0 and $58,000, respectively.

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

The Company has a stock-based employee compensation plan that has reserved 600,000 shares for grant, of which 600,000 shares are available for grant at December 31, 2006. Through June 30, 2006, the Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation costs are reflected in the attached consolidated statements of operations, as the Company has no options or warrants outstanding at December 31, 2006.

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

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company's stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee s tock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.


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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would have resulted in an increase of 1,256,552 in incremental shares for the six months ended December 31, 2006. There were no dilutive recorded common shares at December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. We are currently evaluating the impact, if any, the adoption of FIN No. 48 will have on our operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN No. 48 upon initial adoption, will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", which provides interpretive guidance on the consideration of the effects of prior-year misstatements in quantifying current-year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Early application is encouraged, but not required. The Company is required to adopt SAB No. 108 for its fiscal year ending June 30, 2007. The company is currently assessing the impact, if any, of its adoption of SAB No. 108 will have on its operating income or net earnings. The cumulative effect, if any, of applying the provisions of SAB No. 108 upon initial adoption, will be reported as an adjustment to beginning-of-year retained earnings.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company plans to adopt SFAS No. 157 beginning in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on its operating income or net earnings.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value option for Finanical Assets and Financial Liabilities-Including an amendmentof FASB statement 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair market value. Unrealized gains and losses on item for which the fair market value option has been elected will be recognized in earnings at each subsequent reporting date.
SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating
SFAS No. 159 to determine the impact, if any, on its financial statements.

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

As of December 31, 2006, the Company is not making the required lease payments and is $63,283 in arrears (see Note 6).

NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the six-month periods ended December 31, 2006 and 2005, there were no production costs. At December 31, 2006 cumulative production costs totaled $82,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of "From The Heart:
The Four Tops 50th Anniversary and Celebration" after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in the Four Tops Television Special for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic originally capitalized $300,000 of programming costs related to this program. In
April 2006, $195,000 was received for recoupment of production expenses and the Company reduced the carrying cost of the asset to $105,000. As of June 30, 2006, the Company impaired the remaining asset balance of $105,000, which was recorded in the statement of operations for the year ended
June 30, 2006.

OMNI has purchased various programming rights assets totaling $83,030 as of December 31, 2006.

For the six months ended December 31, 2006 and 2005, the Company recorded amortization expense of $1,000 and $13,516, respectively, related to its programming rights.


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

During the six-month periods ended December 31, 2006 and 2005, the Company recorded amortization expense of $35,810 and $22,060, respectively, related to its film library.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is in default under all of its leases.

As of December 31, 2006, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to occupy permanent facilities by September 30, 2007.

As of December 31, 2006, the Company had accounts payable of $155,000 in arrears relating to its satellite uplink lease which was canceled in November 2006. The Company is currently working on a plan for repayment of the outstanding balance due to the uplink provider.

As of December 31, 2006, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The Company has agreed to a stipulated judgment of $46,272 to pay off the lease obligation.

As of December 31, 2006, the Company had accounts payable of $63,283 in arrears relating to related to its KSSY television station lease. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor when funding is secured. KSSY television is not currently broadcasting as the Company is realigning it broadcast operations and seeking funding to implement station enhancements.

Revenue Sharing Agreement

On March 15, 2005, the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of December 31, 2006, no revenues had been realized from this agreement.

Litigation

In April 2006 OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment of lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the six months ended December 31 2006. However, the Company expects to pay Firestone the $141,000 no later than the third quarter of 2007.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at their election, may provide a replacement property or cancel the agreement. The Company has agreed to pay WellGo $17,500, and has begun making payments.
As of December 31, 2006 a total of $2,500 has been paid, leaving a balance of $15,000. The Company expects to complete the payments by June 30, 2007.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272. Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by the June 30, 2007.

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


NOTE 7 - NOTES PAYABLE

The Company has $439,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the six months ended December 31, 2006. The principal and interest is due and payable on demand. As of December 31, 2006, the accrued interest on these notes totaled $46,671.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at December 31, 2006. The note has no set maturity date, and is payable upon demand. As of December 31, 2006, the accrued interest on this note totaled $1,925.

As of December 31, 2006 the Company has short-term loans with its executives totaling $24,163. During the six months ended December 31, 2006 $6,550 was repaid to executives. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the six months ended December 31, 2006 and 2005 was $11,172 and $11,504, respectively.

At December 31, 2006, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of December 31, 2006, the accrued interest on the note totaled $2,042.

As of December 31, 2006, the Company has short-term loans with third parties for a total of $13,000. The loans have no interest rate and are payable upon demand.

On July 29, 2004, the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan is secured by 50,000 shares of the Company's common stock and is payable on July 28, 2007 and accrues interest at prime plus 4.00% (totaling 11.50% as of December 31, 2006). Accrued interest on the note totaled $11,368 as of December 31, 2006.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan is secured by 150,000 shares of the Company's common stock and is payable on September 24, 2007 plus interest at prime plus 1% (totaling 8.5% as of December 31, 2006). As of December 31, 2006, the accrued interest on the note totaled $8,142.

In October 2006 the Company recorded a $7,500 notes payables to a program distributor as settlement of contract dispute. The stipulated judgment has no interest rate and is payable.

Non-related party interest expense under these notes for the six months ended December 31, 2006 and 2005 was $6,062 and $6,078, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of December 31, 2006, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
-------------

In October 2006, the Company raised additional capital by selling 50,000 shares of OBN common stock for $10,356.

In December 2006, the Company raised additional capital by selling 750,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 375,000 of the shares, and a lockup period of one year for 375,000 shares.

Between October 2006 and December 2006, a total of 465,000 shares of the Company's stock was issued to third parties for services rendered valued at $50,600 based on the closing price of the stock on dates of grant.

In December 2006, the Company created a Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company's common stock at a price of $0.15 per share, which totaled 2,057,898 shares; 2,685,430 shares; and 2,530,358 shares, respectively. The common stock is being held by the Company in the Plan. Access to the shares is prohibited for a period of not less than thirteen (13) months from the time of deferral. At the time of participation, the participants were required to specify when the stock would be distributed, which varies per participant. The value of the shares on the date conversion was $0.08 per share. The resulting gain on extinguishment of the liability of $509,158 was recorded in the additional paid in captial due to the related party nature of the transaction.

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended December 31, 2006 and 2005:


                                              FOR THE SIX MONTHS ENDED
                                            ------------------------------
                                             December 31,    December 31,
                                                 2006            2005
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($326,584)       ($518,708)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      7,016,820        6,432,788

Net loss available to common
   stockholders per common share                 ($0.05)          ($0.08)



                                               FOR THE THREE MONTHS ENDED
                                            ------------------------------
                                             December 31,    December 31,
                                                 2006            2005
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($178,170)       ($260,729)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      7,259,837        6,523,315

Net loss available to common
   stockholders per common share                 ($0.02)          ($0.04)


NOTE 10 - SUBSEQUENT EVENTS

In January 2007 forfeited stock collateral totaling 100,000 shares was recorded as issued due to defaults on notes payables of $53,025 and $61,875 to non-related parties. This will be recorded as additional interest expense based on the value of shares on the date of forfeiture ($0.12 per share).

In February the Company requested that the State of Nevada increase the number of authorized shares from 50 million to 500 million shares. The request was approved in March 2007.

In March 2007 50,000 shares were issued as payment of an $8,500 outstanding debt to a non-related party. The Company will record a gain on debt extinguishment related to the transaction in the third quarter of fiscal year 2007.

In March 2007 accrued salaries of $188,482 were converted to 1,256,552 shares of OBN stock at a conversion rate of $0.15 per share. As the conversion was with related parties, the difference between the value of the shares and the amount converted will be recorded in equity as additional paid in capital.

In March 2007 a total of 200,000 shares were issued to the four outside board members as compensation for past service on the Company's Board of Directors. The shares were valued at $0.10 per share at the time issued.

In March 2007 a total of 800,000 shares were issued (valued at $0.10 per share) for consulting services rendered to implement an new asset acquistion strategy. The contract requires that an additional 1,700,000 shares be issued based on meeting specified performance milestones.

In April 2007 the Company issued a total of 500,000 shares of stock (valued at $0.12 per share) as part of an agreement to repurchase a 15% interest in the Four Tops 50th Anniversary Special program that was sold in 2005. An additional 250,000 shares will be issued in August 2007. The Company will expense $90,000 related to the transaction as the program was fully impaired in fiscal 2006.

In April 2007 a total of 165,000 shares were issued (valued at $0.12 per share) to cover the cost of various professional services, including logo development and theme songs. In addition a total of 25,000 share were issued for consulting and legal services (valued at $0.12 per share).

In April 2007 the Company's Board of Directors approved the issuance of 6,750,000 shares of stock (valued at $0.12 per share) to three Company executives as hardship compensation for working without income during the past four years. The stock will be held in the Company's Non-Qualified Deferred Compensation Plan.

In May 2007 the Board of Directors of the Company resolved, to effect a one-for-ten reverse stock split of its common stock. Any fractional share shall be rounded up to one share. The Company will reflect the split in its consolidated financial statements for the quarter ended March 31, 2007.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

The Company continues its efforts to obtain sufficient working capital that will allow it to implement our business plan. Due to the strained relationship with the Middle East the Company does not expect to receive the $3,500,000 investment from Sheikh Ahmed S. Al Seresry of Saudi Arabia, with whom the Company signed an agreement to sell a 60% interest in the Company. Management has begun to seek working capital from alternative sources by talking to other entities that have expressed an interest in investing in the Company. Meanwhile, management does not have the funds to fully implement our business plan.

The lack of funding has, and continues, to negatively affect the revenue and affiliate growth for this segment of operations. Omni, ASTN and POD have not been able to attract the advertising and sponsorship revenue projected in our business plan because we have not been able to incur expenses associated with sales activities. We have temporarily terminated our broadcasting and severed ties with our satellite uplink facility while we re-structure operations. Without the funding we will continue to explore innovative approaches to generate revenues. For example, we have signed a joint venture contract for broadcasting in Dubai, UAE. The other two venture partners will cover all the developmental and installation costs. The Company is also entered into an agreement for broadcasting its content over the internet. We plan to launch the internet venture in the third quarter of 2007. We will continue to be innovative and seek similar joint ventures.

Television and film production operations has yet to recover. Lack of working capital is a tremendous strain on the Company's limited resources. However, the prior production commitments have been fulfilled and the Company is now refocusing its efforts to implementing other parts of its business plan. Without outside funding, Eclectic will not be able to complete production projects currently underway. However, the Company has entered a representative agreement for revenue generating ventures in Asia, including Japan, China and Korea. As a result projects are being negotiated and will be implemented without capital investment by the Company. The innovative methods employed will allow the Company to realize revenues from licensing agreements, syndication agreements and advertising without incurring expenses. Lack of funding will have minimal impact on feature film production activities because Eclectic has always planned to seek separate funding for producing feature films.

As mentioned above, the receipt of investment funds will allow the Company to fully implement its revised business plan. The plan was enhanced to account for the accomplishments made during the past year and for recently established industry relationships.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three and six months ended December 31, 2006 and 2005, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2006. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

The Company has not generated significant revenues from operations and has no assurance of any future revenues. We incurred a net loss of $326,584 during the six months ended December 31, 2006. The Company has a cash balance of $3,908 at December 31, 2006. In addition, at December 31, 2006 our accumulated deficit was $7,060,261 and we had negative working capital of $2,252,529. The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and/or the extension of existing debt. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising gross proceeds of at least $2,000,000 through equity financing sources during 2007 so the Company can expand its affiliate base, develop more programming and achieve profitability.

In order to continue as a going concern, management has begun taking the following steps:

1) Increasing the Company's focus on its Media Internet Portal and expanding the airing of its content to include new technologies. We will launch our broadband network in the third quarter of 2007. In addition, the Company is currently in the process of negotiating to offer the content that it owns on cell phones and other electronic devices.

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

We believe that the critical accounting policies of the Company are the same as disclosed in the June 30, 2006 Form 10KSB.


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $0 for the six-month period ended December 31, 2006 as compared to $195,441
for the six-month period ended December 31, 2005.   The decrease
in revenue was due to the Company's broadcast networks being off the air during the period. There were programs broadcast and no advertising revenue recognized during the period. Furthermore, there were no sales generated from the corporate leased TV station during the six-month periods ended December 31, 2006 and 2005, respectively.

Expenses incurred during the six-month period ended December 31, 2006 totaled $327,004 as compared to $780,076 for the six-month period ended December 31, 2005. The decrease in expenses was primarily due to reductions in broadcasting expenses. Other income/expenses for the six-month period ended December 31, 2006 and 2005 was income of $420 and $65,927 respectively. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2006 was $326,584 as compared to a net loss of $518,708 for the six-month period ended December 31, 2005.

Results of operations for the six-month periods ended December 31, 2006
and 2005 are detailed in the charts below.   Included are the revenues,
expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for six months ended December 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $714,510   $124,957   $2,212,842 ($2,575,132)  $477,177
Liabilities       (1,683,073)  (514,804)    (935,107)    876,547 (2,256,437)
Revenues, net of
Affiliate cost           --          --           --          --         --
Expenses             (66,251)   (36,325)    (224,428)         --   (327,004)
Other Inc/Exp           --           --          420          --        420
Net loss            ($66,251)  ($36,325)   ($224,008)         --  ($326,584)


For six months ended December 31, 2005:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost       195,420         --           21          --    195,441
Expenses            (197,693)   (64,128)    (518,255)         --   (780,076)
Other Inc/Exp        (65,400)   (21,393)     152,720          --     65,927
Net loss            ($67,673)  ($85,521)   ($365,514)         --  ($518,708)

 *Expenses include operating expenses, interest expense and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the six months ended December 31, 2006, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for the same period in 2005 were $195,420. Expenses were $66,251 for the six months ended December 31, 2006 as compared to $197,693 for the six-month period ended December 31, 2005. Among the items expensed during that period ending December 31, 2006 was $14,340 of accrued salaries. The net loss for this segment of operations was $66,251 for the six months ended December 31, 2006 as compared to a net loss of $67,673 for the same period in 2005.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended December 31, 2006 as compared to $0 during the same period in 2005. This segment incurred $36,325 of expense during the period compared to $64,128 in 2005. Expenses included $23,898 of accrued salaries. The net loss for this segment was $36,325 for the six months ended
December 31, 2006 as compared to a loss of $85,521 for the period in 2005.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the six months ended December 31, 2006 as compared to $21 of revenue during the same period of 2005. The expenses incurred by OBN corporate were $224,428 for the six months ended December 31, 2006 as compared with $518,255 in 2005. Corporate expenses decreased as a result of reductions in satellite uplink expenses. Expenses for the six-month period ending December 31, 2006 included $97,407 of accrued salary expenses, $22,400 of accounting fees and $29,712 of payroll expenses. The net loss for OBN corporate was $224,008 during the period ended December 31, 2006 as compared to a net loss of $365,514 for the same period in 2005.


Three-Month Period Ended December 31, 2006 as Compared to December 31, 2005

Revenue for the three month periods ending December 31, 2006 and 2005 totaled $0 and $132,695, respectively. Expenses for the three month periods ending December 31, 2006 and 2005 were $178,430 and $392,049, respectively. Expenses for the three month period ending December 31, 2006 included $66,917 of accrued salaries, $38,200 of professional fees expenses and $10,330 for subcontractors. For the three month periods ending December 31, 2006 and 2005, the net loss was $178,170 and $260,729, respectively.

Results of operations for the three-month periods ended December 31,
2006 and 2005 are detailed in the charts below.   Included are the
revenues, expenses, other income and net income for the two segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


For three months ended December 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost       $   --     $   --      $    --       $   --   $     --
Expenses             (34,446)   (18,093)    (125,891)         --   (178,430)
Other Inc/Exp            260         --                       --        260
Net loss            ($34,186)  ($18,093)   ($125,891)         --  ($178,170)


For three months ended December 31, 2005:

Revenues, net of
affiliate costs     $132,713    $     --    $     (18)   $    --  $ 132,695
Expenses             (89,016)    (32,080)    (270,953)        --   (392,049)
Other Inc (Exp)            -      (1,375)         --          --     (1,375)
Net Income (Loss)    $43,697    ($33,455)   ($270,971)        --  ($260,729)

*(Expenses include operating expenses, interest expense and cost of sales)


Broadcasting Operations (Omni, ASTN and POD)

For the three months ended December 31, 2006, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for
the same period in 2005 were $132,713.    Expenses were $34,446 for the
three months ended December 31, 2006 as compared to $89,016 for the three-month period ended December 31, 2005. Among the items expensed during that period ending December 31, 2006 was $8,365 of accrued salaries and $23,350 of amortization and depreciation expense. The net loss for this segment of operations was $34,186 for the three months ended December 31, 2006 as compared to a net loss of $43,697 for the same period in 2005.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended December 31, 2006 as compared to $0 during the same period in 2005. This segment incurred $18,093 of expense during the period compared to $32,080 in 2005. Expenses included $11,949 of accrued salaries. Other expenses for the three month period ending December 31, 2006 was $0 compared to $1,375 during the same period of 2005. The net loss for this segment was $18,093 for the three months ended December 31, 2006 as compared to a loss of $33,455 for the period in 2005.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended December 31, 2006 as compared to $18 of revenue during the same period of 2005. The expenses incurred by OBN corporate were $125,891 for the three months ended December 31, 2006 as compared with $270,953 in 2005. Expenses for the three month period ending December 31, 2006 included $46,600 of accrued salary expenses, $38,200 of
professional fees and $10,330 of contractor payments.   The net loss for
OBN corporate was $125,891 during the period ended December 31, 2006 as compared to a net loss of $270,971 for the same period in 2005.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006 the Company's current liabilities of $2,256,437 exceed current assets of $3,908 by $2,252,529. Approximately 20% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the needed funding is received. In December 2006, the Board of Directors passed a resolution for conversion of all accrued salaries at $0.15 per share, which was above the market price. A total of $1,091,053 of accrued salaries was converted to 7,273,686 shares of stock. In March 2007 an additional $188,482 of accrued salaries was converted to 1,256,552 share of stock.

Current expenses are variable, and we match them to the availability of funds. The station and broadcast equipment leases will be paid from funds generated from operations. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 3 and 6 to the consolidated financial statements in this document.

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

  (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO) of the effectiveness of the Company's disclosure" controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) financials required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.

  (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal six months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock
-------------

In October 2006, the Company raised additional capital by selling 50,000 shares of OBN common stock for $10,356.

In December 2006, the Company raised additional capital by selling 750,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 375,000 of the shares, and a lockup period of one year for 375,000 shares.

Between October 2006 and December 2006, a total of 465,000 shares of the Company's stock was issued to third parties for services rendered.

In December 2006, the Company created a Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company?s common stock at a price of $0.15 per share, which totaled 2,057,898 shares; 2,685,430 shares; and 2,530,358 shares, respectively. The common stock is being held by the Company in the Plan. Access to the shares is prohibited for a period of not less than thirteen (13) months from the time of deferment. At the time of participation, the participants were required to specify when the stock would be distributed.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  May 30, 2007       By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer