Form 10QSB
period 2007-03-31
OBN HOLDINGS
filed 2007-07-10
CIK 1261204

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

                                (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2007

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 5, 2007 the Company had 24,540,904 shares of its $.001 par value common stock issued and outstanding.

------------------------------------
Transitional Small Business Disclosure Format (Check one):   Yes ( )    No (x)

                            TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements
          Consolidated Balance Sheets at March 31, 2007 (Unaudited)
           and June 30, 2006.                                              1

          Consolidated Statements of Operations (Unaudited) for the three
           and nine Month Periods Ended March 31, 2007 and 2006            2

          Consolidated Statements of Cash Flows (Unaudited) for the
           nine Month Periods Ended March 31, 2007 and 2006                3

          Notes to Unaudited Consolidated Financial Statements             4

ITEM 2.   Management's Discussion and Analysis or Plan of Operation       19

ITEM 3.   Controls and Procedures                                         27


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                               28

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds     28

ITEM 3.   Defaults upon senior securities                                 28

ITEM 4.   Submission of Matters to a Vote of Securities Holders           28

ITEM 5.   Other Information                                               28

Item 6.   Exhibits                                                        28

PART I: FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            OBN Holdings, Inc.
                       Consolidated Balance Sheets

                                                   March 31,    June 30,
                                                    2007          2006
                                                 -----------  ----------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                       $    1,058  $    2,493
                                                 -----------  ----------
    Total current assets                               1,058       2,493

Fixed assets net of accumulated depreciation
  of $36,720 and $22,061, respectively                25,671      41,329
Broadcast license                                    130,000     130,000
Programming rights, net of accumulated amortization
  of $95,692 and $94,192, respectively.               70,113      71,613
Film library, net of accumulated amortization
  of $134,220 and $80,505, respectively.             223,880     277,595
                                                  ----------  ----------
    Total assets                                  $  450,722  $  523,030
                                                  ==========  ==========

LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities:
  Accounts payable                                $  853,609  $  846,076
  Accrued payroll and related                        357,512   1,381,324
  Deferred revenue                                   125,000     125,000
  Capital lease obligations                           49,396      49,396
  Programming rights payable                          90,030      90,030
  Notes and accrued interest payable                  19,167     149,392
  Notes and accrued interest payable to related
    parties                                          519,733     511,497
                                                  ----------   ---------
     Total current liabilities                     2,014,447   3,152,715

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                     ---         ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 1,771,904 and 677,380 shares
    issued and outstanding, respectively.              1,772         677
  Additional paid-in-capital                       5,599,313   4,103,315
  Accumulated deficit                             (7,164,810) (6,733,677)
                                                  ----------  ----------
   Total stockholders' deficit                    (1,563,725) (2,629,685)
						  ----------  ----------

   Total liabilities and stockholders' deficit    $  450,722  $  523,030
                                                  ==========  ==========


See accompanying notes to unaudited consolidated financial statements

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                    FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                      ended MARCH 31,        ended MARCH 31,
				    ---------------------   -------------------
                                        2007       2006       2007      2006
                                    ---------- ---------   --------- ----------

Revenue, net of affiliate costs     $      --   $  60,172  $     --  $ 250,302

Cost of sales                              --      48,600        --    230,400
                                    ---------- ----------  --------- ---------
  Gross profit                             --      11,572        --     19,902

General and administrative expenses   208,598     196,069    518,184   771,875
                                    ---------- ----------  --------- ---------
  Loss from operations               (208,598)   (184,497)  (518,184) (751,973)
                                    ---------- ----------  --------- ---------
Other income (expense)
  Other income                             --          --        420    69,028
  Gain on extinguishment of debt      109,911          --    109,911        --
  Interest expense                     (5,862)    (10,711)   (23,280)  (30,971)
                                     ---------- ----------  -------- ---------
    Total other income (expense), net 104,049     (10,711)    87,051    38,057
                                     ---------- ----------  --------- --------
Loss before income taxes             (104,549)   (195,208)  (431,133) (713,916)

Income taxes                               --          --         --        --
                                     ---------- ----------  --------- ---------
   Net loss                         ($104,549)  ($195,208) ($431,133)($713,916)
                                     ========== ==========  ========= =========

Net loss available to common shareholders per common share:

  Basic and diluted net loss per
    common share                       ($0.07)     ($0.30)    ($0.44)   ($1.10)
                                     ========== ==========  ========= =========
  Basic and diluted weighted
  average shares outstanding        1,570,136     660,192    986,941   648,834
                                     ========== ==========  ========= =========


See accompanying notes to unaudited consolidated financial statements.

                          OBN Holdings, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   FOR THE NINE MONTHS
                                                    ended March 31,
						  -----------------------
                                                     2007          2006
                                                  -----------  ----------
                                                  unaudited     unaudited
Cash flows from operating activities
  Net loss                                         ($431,133) ($713,916)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Gain on extinguishment of debt                 (109,911)    (87,000)
     Impairment of programming rights                    ---      18,092
     Bad debt expense                                    ---      18,420
     Depreciation and amortization                     70,873     87,247
     Shares issued for services                       166,600     55,100
     Changes in operating assets and liabilities:
       Accounts receivable, net                          ---        (120)
       Accounts payable and accrued expenses          233,761    517,204
                                                   ----------  ---------
        Net cash used in operating activities         (69,810)  (104,973)

Cash flows from financing activities
  Proceeds from notes payable                          32,783     12,500
  Proceeds from notes payable to related parties       17,851    108,105
  Payments on notes payable                            (8,000)      ---
  Payments on notes payable to related parties         (9,615)      ---
  Payments under capital lease obligations               ---     (14,197)
  Proceeds from issuance of common stock               35,356       ---
                                                  -----------   --------
        Net cash provided by financing activities      68,375   106,408

Net change in cash and cash equivalents                (1,435)     1,435
Cash and cash equivalents, beginning of period          2,493      1,933
                                                  -----------   --------
Cash and cash equivalents, end of period              $ 1,058     $3,368
                                                  ===========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest                                           $  ---      $  ---
                                                  ===========  =========
   Income taxes                                       $  ---      $  ---
                                                  ===========  =========

Supplemental disclosure of noncash investing and financing activities:

   Purchase of broadcast equipment under capital
    lease                                             $   ---   $ 59,322
                                                  ===========  =========
   Value of shares issued to pay off debt             $20,000   $150,000
                                                  ===========  =========
   Purchase of film library in exchange for
     deferred revenue                                 $   ---   $275,000
                                                  ===========  =========
   Payments of capital lease with common stock        $   ---   $  6,100
                                                  ===========  =========
   Conversion of accrued salaries to common stock  $1,250,040   $200,000
						  ===========  =========
  =


See accompanying notes to unaudited consolidated financial statements.

                          OBN HOLDINGS, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2007 and 2006



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

Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 2006.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. is a diversified company with wholly owned subsidiaries in the television broadcasting, internet broadcasting, feature film production, television production, music production, product merchandising and manufacturing industries. The company is pursuing a business strategy to further diversify and grow through acquisition.

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

In May 2007, the Board of Directors of the Company resolved, to effect a one-for-ten reverse stock split of its common stock. Any fractional share shall be rounded up to one share. The Company reflected the split in its consolidated financial statements for the quarter ended March 31, 2007.


Going Concern

As reported in the Report of Independent Registered Public Accounting Firm on our June 30, 2006 consolidated financial statements, the Company has limited cash resources, has a working capital deficit and has an accumulated deficit. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company has not generated revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $431,133 during the nine months ended March 31, 2007. The Company has a cash balance of $1,058 at March 31, 2007. In addition, at March 31, 2007 the Company's accumulated deficit was $7,164,810 and it had negative working capital of $2,013,389.

The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources, and aquisition of profitable companies. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate.

In order to continue as a going concern, management has begun taking the following steps:

1) Starting to acquire profitable companies with a significant asset base and cash position. Subsequent to the quarter end, the Company acquired the Foshan Plastics Factory in China in an all stock transaction (see Note 10) and believes that similar acquisitions will ensure the Company's continued operations and profitability.

2) Increasing the Company's focus on broadband broadcasting of content and expanding the airing of its content to incorporate new technologies.
The Company will launch its broadband network during the fall of 2007. In addition, the Company continues to negotiate for offering content that it owns or controls on cell phones and other electronic devices.

3) Expanding the Company's focus beyond the entertainment operations. The television broadcasting, production (feature film, television programs and music), distribution and syndication will be significantly smaller part of operations as the Company acquires companies in other industries. The company is seeking to expand into the manufacturing, technology and real estate sectors.

4) Expanding the Company's focus beyond U.S. based operations. In addition to its recent entry into the Chinese plastics recycling industry, the Company will pursue a variety of interests in other parts of Asia, Europe, Africa, South America and the Middle East.

5) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.


Segment Information Reporting

During the quarter ended March 31, 2007 management measured the Company's performance in two distinct segments: (1) Broadcasting Operations for which performance is measured by the number of consumer households reached (coverage), program ratings, and the types of advertisers attracted by such coverage and ratings; and (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent. Productions typically require a longer lead-time to determine success.

A summary of the segments for the periods ended March 31, 2007 and 2006 is presented in the tables below:

As of and for the nine months ended March 31, 2007:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $691,161   $123,660   $2,314,132 ($2,678,231)  $450,722
Liabilities       (1,683,161)  (530,507)    (779,025)    978,246 (2,014,447)
Revenues, net of
affiliate cost           --          --           --          --         --
Expenses             (89,688)   (53,325)    (375,171)         --   (518,184)
Other Inc (Exp)          --         --        87,051          --     87,051
Net loss            ($89,688)  ($53,325)   ($288,120)         --  ($431,133)


For the three months ended March 31, 2007:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
affiliate cost       $   --     $   --      $    --       $   --   $     --
Expenses             (23,437)   (17,000)    (168,161)         --   (208,598)
Other Inc (Exp)          --         --       104,049          --    104,049
Net loss            ($23,437)  ($17,000)   $ (64,112)         --  ($104,549)


For the nine months ended March 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
Affiliate cost     $ 250,109  $      --    $     193    $     --  $ 250,302
Expenses            (264,122)   (99,630)    (669,494)         -- (1,033,246)
Other Inc/Exp        (65,400)   (18,292)     152,720          --     69,028
Net loss            ($79,413) ($117,922)   ($516,581)         --  ($713,916)



For the three months ended March 31, 2006:

Revenues, net of
affiliate costs     $ 60,000    $     --    $     172   $     --  $  60,172
Expenses             (71,741)    (32,401)    (151,238)        --   (255,380)
Other Inc (Exp)            -          --          --          --       --
Net Income (Loss)   ($11,741)   ($32,401)   ($151,066)        --  ($195,208)

 *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

For the three and nine month periods ended March 31, 2007 there were no sales, whereas sales to the two largest customers totaled approximately 59% of sales for the nine month period ended March 31, 2006. For the three month period ended March 31, 2006, Sales to the two largest customers represented 100% of revenue.

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

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $0 and $9,929 for the nine months ended March 31, 2007 and 2006, respectively.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its broadcast license existed at March 31, 2007. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the nine months ended March 31, 2006 the company recorded an impairment charge of $18,092. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets existed at March 31, 2007. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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


Advertising Costs

Advertising costs are expensed as incurred. For the nine months ended March 31, 2007 and 2006, the Company's advertising costs were $0 and $62,000, respectively.

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

The Company has a stock-based employee compensation plan that has reserved 600,000 shares for grant, of which 600,000 shares are available for grant at March 31, 2007. Through June 30, 2006, the Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation costs are reflected in the attached consolidated statements of operations, as the Company has no options or warrants outstanding at March 31, 2007.

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


Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. The Company is a subchapter "C" corporation and files a consolidated federal income tax return. The Company files separate state income tax returns for California and Nevada.

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share". Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would have resulted in an increase of 870,000 in incremental shares for the nine months ended March 31, 2007. There were no dilutive common shares at March 31, 2006.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes", an Interpretation of FASB Statement No. 109. FIN No. 48 provides guidance regarding the recognition, measurement, presentation and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 will have on its operating income or net earnings. The cumulative effect, if any, of applying the provisions of FIN
No. 48 upon initial adoption, will be reported as an adjustment to retained earnings as of the beginning of fiscal 2008.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value option for Finanical Assets and Financial Liabilities-Including an amendment of FASB statement 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair market value. Unrealized gains and losses on item for which the fair market value option has been elected will be recognized in earnings at each subsequent reporting date.
SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating
SFAS No. 159 to determine the impact, if any, on its financial statements.

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

As of March 31, 2007, the Company is not making the required lease payments and is $67,319 in arrears (see Note 6).

NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the nine-month periods ended March 31, 2007 and 2006, there were no production costs.
At March 31, 2007 cumulative production costs totaled $82,775.

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

OMNI has purchased various programming rights assets totaling $83,030 as of March 31, 2007.

For the nine months ended March 31, 2007 and 2006, the Company recorded amortization expense of $1,500 and $17,295, respectively, related to its programming rights. For the three month periods ended March 31, 2007 and 2006 amortization expense was $500 and $5,917, respectively.


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

During the nine-month periods ended March 31, 2007 and 2006, the Company recorded amortization expense of $53,715 and $39,965, respectively, related to its film library. Amortization expense for each of the three month periods ended March 31, 2007 and 2006 was $17,905.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company is in default under all of its leases.

As of March 31, 2007, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to occupy permanent facilities by the end of 2007.

As of March 31, 2007, the Company had accounts payable of $155,000 in arrears relating to its satellite uplink lease which was canceled in November 2006. The Company has agreed to a stipulated judgment of $141,000 to pay off this obligation by December 31, 2007.

As of March 31, 2007, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The Company has agreed to a stipulated judgment of $46,272 to pay off the lease obligation.

As of March 31, 2007, the Company had accounts payable of $67,319 in arrears relating to its KSSY television station lease. The Company has informally agreed to negotiate a suitable amount for late fees due the lessor by September 30, 2007. KSSY television is not currently broadcasting as the Company is realigning its broadcast operations and seeking funding to implement station enhancements.


Litigation

In April 2006 the Company filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment of lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. No lease payments have been made during the nine months ended March 31 2007. The Company made a payment of $15,000 in June 2007 and has agreed to pay $10,000 per month until December 2007 when the balance will be paid in full.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at their election, may provide a replacement property or cancel the agreement. The Company agreed to pay WellGo $17,500, and began making payments. As of March 31, 2007 a total of $2,500 has been paid, leaving a balance of $15,000. In June 2007 15,000 shares (valued at $0.90 each) was issued to settle the debt.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272. Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by September 30, 2007.

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


NOTE 7 - NOTES PAYABLE

The Company has $439,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the nine months ended March 31, 2007. The principal and interest is due and payable on demand.
As of March 31, 2007, the accrued interest on these notes totaled $52,170.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at March 31, 2007. The note has no set maturity date, and is payable upon demand. As of March 31, 2007, the accrued interest on this note totaled $2,013.

As of March 31, 2007 the Company has short-term loans with its executives totaling $22,140. During the nine months ended March 31, 2007 $9,615 was repaid to executives. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the nine months ended March 31, 2007 and 2006 was $16,759 and $15,411, respectively.

At March 31, 2007, the Company has a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of March 31, 2007, the accrued interest on the note totaled $2,167.

As of March 31, 2007, the Company has short-term loans with third parties for a total of $4,500. The loans have no interest rate and are payable upon demand.

On July 29, 2004, the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan was secured by 5,000 shares of the Company's common stock and was payable on July 28, 2007 and accrued interest at prime plus 4.00%. In January 2007, the Company extinguished $73,243 of debt and accrued interest as a result of a default on a loan whereupon the creditor kept 5,000 shares that was being held as collateral. Accrued interest on the note totaled $11,368 at the time of extinguishment.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan was secured by 15,000 shares of the Company's common stock and was payable on September 24, 2007 plus interest at prime plus 1%. In January 2007, the Company extinguished $61,167 of debt and accrued interest as a result of a default on a loan whereupon the creditor kept 5,000 shares that was being held as collateral. Accrued interest at time of extinguishment totaled $8,142.

As a result of debt extinguishments discussed above, the Company eliminated debt and accrued interest of $134,410 for shares valued at $28,000, recognizing a gain on the extinguishment of $106,410.

In October 2006 the Company recorded a $7,500 note payable to a program distributor as settlement of a contract dispute. The stipulated judgment has no interest rate and was payable by September 30, 2007. In June 2007 a total of 15,000 shares valued at $0.90 was issued to settle the debt.

Non-related party interest expense under these notes for the nine months ended March 31, 2007 and 2006 was $6,186 and $15,560, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of March 31, 2007, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
-------------

In October 2006, the Company raised additional capital by selling 5,000 shares of OBN common stock for $10,356.

In December 2006, the Company raised additional capital by selling 75,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 37,500 of the shares, and a lockup period of one year for 37,500 shares.

Between October 2006 and December 2006, a total of 46,500 shares of the Company's stock was issued to third parties for services rendered valued at $50,600 based on the closing price of the stock on dates of grant.

In December 2006, the Company created a Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company's common stock at a price of $1.50 per share, which totaled 205,790 shares; 268,543 shares; and 253,036 shares, respectively. The common stock is being held by the Company in the Plan. Access to the shares is prohibited for a period of not less than thirteen (13) months from the time of deferral. At the time of participation, the participants were required to specify when the stock would be distributed, which varies per participant. The value of the shares on the conversion date was $0.80 per share. The resulting gain on extinguishment of the liability of $509,158 was recorded in additional paid in captial due to the related-party nature of the transaction.

In January 2007 forfeited stock collateral totaling 20,000 shares was recorded as issued due to defaults on notes payable of $53,025 and $61,875 to non-related parties. This was recorded as additional interest expense based on the value of shares on the date of forfeiture ($1.40 per share).

In February 2007 the Company requested that the State of Nevada increase the number of authorized shares from 50 million to 500 million shares. The request was approved in March 2007.

In March 2007, 5,000 shares valued at $1.20 were issued as payment of an $8,500 outstanding debt to a non-related party. The Company recorded a gain on debt extinguishment of $3,500 related to the transaction in the third quarter of fiscal year 2007.

In March 2007 accrued salaries of $58,988 were converted into 58,988 shares of common stock at a conversion rate of $1.00 per share and $100,000
was converted into 66,667 shares at $1.50 per share.   The value of the
shares on the conversion date was $1.00 per share. The resulting gain on extinguishment of the liability of $33,334 was recorded in additional paid in capital due to the related-party nature of the transaction.

In March 2007 a total of 20,000 shares were issued to the four outside board members as compensation for past service on the Company's Board of Directors. The shares were valued at $1.00 per share at the time issued.

In March 2007 a total of 80,000 shares were issued (valued at $1.20 per share) for consulting services rendered to implement a new asset acquisition strategy. The contract requires that an additional 170,000 shares be issued based on meeting specified performance milestones which were met in June 2007. Therefore, 170,000 shares (valued at $0.90 per share) were issued in June 2007 (See Note 10).

NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the nine and three months ended March 31, 2007 and 2006:


                                              FOR THE NINE MONTHS ENDED
                                            ------------------------------
                                               March 31,      March 31,
                                                 2007            2006
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($431,133)       ($713,916)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                        986,941          648,834

Net loss available to common
   stockholders per common share                 ($0.44)          ($1.10)



                                               FOR THE THREE MONTHS ENDED
                                            ------------------------------
                                               March 31,       March 31,
                                                 2007            2006
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($104,549)       ($195,208)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      1,570,136          660,191

Net loss available to common
   stockholders per common share                 ($0.07)          ($0.30)


NOTE 10 - SUBSEQUENT EVENTS


In April 2007 the Company issued a total of 50,000 shares of stock (valued at $1.20 per share) as part of an agreement to repurchase a 15% interest in the Four Tops 50th Anniversary Special program that was sold in 2005. The Company will record a $60,000 expense as a result of this transaction. An additional 250,000 shares will be issued in July 2007 and will be recorded as an expense based on the market price at the time of issuance since the program was fully impaired in fiscal 2006.

In April 2007 a total of 16,500 shares were issued (valued at $1.20 per share) to cover the cost of various professional services, including logo development and theme songs. The Company will record a $19,800 intangible asset as a result of this transaction.

In April 2007 a total of 2,500 shares were issued for consulting and legal services (valued at $1.20 per share). The Company will record expense in the amount of $3,000 as a result of this transaction.

In April 2007 the Company's Board of Directors approved the issuance of 675,000 shares of stock (valued at $1.20 per share) to three Company executives as hardship compensation for working without salaries during the past four years. The stock will be held in the Company's Non-Qualified Deferred Compensation Plan and fully vested.

In June 2007, the Company issued 10,000,000 shares of stock (valued at $2.00 per share) to purchase the Foshan City Nan Hai Luo Village Lian Sing Jiu Da ("Plastics Recycling Company") in the Guangdong Province of China. The Plastics Recycling Company will become a wholly owned subsidiary of the Company. The purchase contract requires the Company to develop the Plastics Recycling Company's infrastructure and management team, afterwhich the Company will spin off the Plastics Recycling Company as a separate publicly traded company and retain a 10% ownership position in the new entity. The Company is still in the process of determining the purchase price allocation.

In June 2007 a total of 10,800,000 shares of stock (valued at $0.90 per share) were issued to the Company's executive deferred compensation plan as a result of executives meeting certain performance goals. The shares will be held for executives for a minimum period of four years. The shares are to vest as the Company achieves predetermined performance milestones. In June 2007 all of these shares became vested and the related compensation expense was recorded.

In June 2007 a total of 195,000 shares of restricted stock (valued at $0.90 per share) were issued to a former Company executive as hardship compensation for working without income during the past four years. The Company recorded $175,500 of compensation expense for this transaction in June 2007.

In June 2007 a total of 877,000 shares of stock (valued at $0.90 per share) were issued for broker and acquisition consulting services in support of several acquisition projects underway, including the Plastics Recycling Company. The Company recorded $789,300 of consulting expense for this transaction in June 2007.

In June 2007 a total of 15,000 shares of stock (valued at $0.90 per share) were issued as settlement of a $7,500 debt to a film distributor. The Company will record $6,000 of loss on extinguishment of debt related to this transaction.


In June 2007 a total of 138,000 shares of stock (valued at $0.90 per share) were issued for the purchase of the Indie #2 collection of film titles. The Company will record a $124,200 asset for this collection.

In March 2007 a total of 80,000 shares were issued (valued at $1.20 per share) for consulting services rendered to implement a new asset acquisition strategy. The contract requires that an additional 170,000 shares be issued based on meeting specified performance milestones which were met in June 2007. Therefore, 170,000 shares (valued at $0.90 per share) were issued in June 2007.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OPERATIONS

In a effort to increase shareholder value, management has elected to accelerate its growth by implementing its long-term strategy immediately. While it has been the Company's overall plan to grow through a combination of horizontal integration and geographic expansion, it planned to do so after first growing organically, and moving to a national exchange. Since the Company has not received the capitalization previously committed by third parties, management has decided that a more aggressive approach can only benefit our shareholders. To that end, the Company has made some significant
changes.   Management is actively seeking out and acquiring profitable businesses. Its first acquisition was a factory that processes recyclable and non-recyclable plastics into products for resale. The facility is located in the Guangdong Province of the Peoples Republic of China.

The Company is not exiting the entertainment business. In fact, it is becoming more involved by creating new products and services, such as its broadband network "Film Hook". Management views promotion and distribution as being a very important element of the Company's business. The Company's television networks and internet portal provide very cost-effective outlets for promoting any products and services that it will offer in the future.

The Company's new horizontal integration strategy also does not mean that management is entering into industries of which it has no knowledge. Prior to creating OBN, the top executives were business consultants to well over 300 companies, ranging from very small private firms to Fortune 500 conglomerates, in the areas of operations management, productivity improvement, accounting, marketing and finance.

Management is excited about the Company's new direction, and strongly believes that its plans will result in significant growth in the Company, thereby accomplishing its goal to increase greater shareholder value.

Any future funds from acquisitions and the proceeds from sale of its stock will allow the Company to positively affect the revenue and affiliate growth for its entertainment operations. Omni, ASTN and POD will be able to attract the advertising and sponsorship revenue projected in our business plan because the funds will allow management to implement its advertising sales strategy. Further, management will be able to complete implementation of its signed joint venture contract for broadcasting in Dubai, UAE. The other two venture partners will cover all the developmental and installation costs. The Company anticipates the launch of its internet broadcasting venture by the end of 2007. Management will continue to be innovative and seek similar joint ventures.

As mentioned above, anticipated future investment funds will allow the Company to fully implement its revised business plan. The plan was enhanced to account for the accomplishments made during the past year and for recently established industry relationships.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three and nine months ended March 31, 2007 and 2006, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2006. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

The Company has not generated revenues from operations and has no assurance of any future revenues. The Company incurred a net loss of $431,133 during the nine months ended March 31, 2007. The Company has a cash balance of $1,058 at March 31, 2007. In addition, at March 31, 2007 the Company's accumulated deficit was $7,164,810 and it had negative working capital of $2,013,389.

The Company recognizes that it must obtain additional capital for the eventual achievement of sustained profitable operations.

Management's plans include obtaining additional capital through equity financing sources and aquisition of profitable companies. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operations will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate.

In order to continue as a going concern, management has begun taking the following steps:

1) Starting to acquire profitable companies with a significant asset base and cash position. Subsequent to quarter end, the Company acquired the Foshan Plastics Factory in China in an all stock transaction and believes that similar acquisitions will ensure the Company's continued operations and profitability.

2) Increasing the Company's focus on broadband broadcasting of content and expanding the airing of its content to incorporate new technologies.
The Company will launch its broadband network by the end of 2007. In addition, the Company continues to negotiate for offerint content that it owns or controls on cell phones and other electronic devices.

3) Expanding the Company's focus beyond the entertainment operations. The television broadcasting, production (feature film, television programs and music), distribution and syndication will be a significantly smaller part of operations as the Company acquires companies in other industries. The company is seeking to expand into the manufacturing, technology and real estate sectors.

4) Expanding the Company's focus beyond U.S. based operations. In addition to its recent entry into the Chinese plastics recycling industry, the Company will pursue a variety of interests in other parts of Asia, Europe, Africa, South America and the Middle East.

5) Minimizing expenses. The Company has kept, and will continue to keep, tight controls over its expenses, will hire additional staff only as needed, and when feasible, will continue to have support and production staff provide services to all of the OBN entities.


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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $0 for the nine-month period ended March 31, 2007 as compared to $250,302
for the nine-month period ended March 31, 2006.   The decrease
in revenue was due to the Company's broadcast networks being off the air during the period. There were no programs broadcast and no advertising revenue recognized during the period. Furthermore, there were no sales generated from the corporate leased TV station during the nine-month periods ended March 31, 2007 and 2006, respectively.

Expenses incurred during the nine-month period ended March 31, 2007 totaled $518,184 as compared to $751,973 for the nine-month period ended March 31, 2006. The decrease in expenses was primarily due to reductions in broadcasting and production expenses as operations were dormant for much of nine month period ended March 31, 2007. Other income/expenses for the nine-month period ended March 31, 2007 and 2006 was income of $87,051 and $38,057, respectively. Other income for 2007 reflected a gain on the extinguishment of debt. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2007 was $431,133 as compared to a net loss of $713,916 for the nine-month period ended March 31, 2006.

Results of operations for the nine-month periods ended March 31, 2007
and 2006 are detailed in the charts below.   Included are the revenues,
expenses, other income and net income for the two segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for nine months ended March 31, 2007:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Assets              $691,160   $123,660   $2,314,132 ($2,678,231)  $450,722
Liabilities       (1,683,161)  (530,507)    (779,025)    979,646 (2,014,447)
Revenues, net of
affiliate cost           --          --           --          --         --
Expenses             (89,688)   (53,325)    (375,171)         --   (518,184)
Other Inc (Exp)          --          --       87,051          --     87,051
Net loss            ($89,688)  ($53,325)   ($288,120)         --  ($431,133)



For nine months ended March 31, 2006:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
affiliate cost     $ 250,109  $      --    $     193    $     --  $ 250,302
Expenses            (264,122)   (99,630)    (669,494)         -- (1,033,246)
Other Inc (Exp)      (65,400)   (18,292)     152,720          --     69,028
Net loss            ($79,413) ($117,922)   ($516,581)         --  ($713,916)

 *Expenses include operating expenses, and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the nine months ended March 31, 2007, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for the same period in 2006 were $250,109. Expenses were $89,688 for the nine months ended March 31, 2007 as compared to $264,122 for the nine-month period ended March 31, 2006. Among the items expensed during that period ending March 31, 2007 was $70,047 of amortization expense and $14,345 of accrued salaries. The net loss for this segment of operations was $89,688 for the nine months ended March 31, 2007 as compared to a net loss of $79,413 for the same period in 2006.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2007 as compared to $0 during the same period in 2006. This segment incurred $53,325 of expense during the 2007 period compared to $99,630 in 2006. The decrease in expenses was due to inactivity in this segment during the nine month period ended March 31, 2007. The 2007 expenses included $42,059 of accrued salaries and payroll expense. Other expenses for the nine month period ended March 31, 2007 were $0 compared to $18,292 for the same period in 2006. The net loss for this segment was $53,325 for the nine months ended March 31, 2007 as compared to a loss of $117,922 for the period in 2006.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the nine months ended March 31, 2007 as compared to $193 of revenue during the same period of 2006. The expenses incurred by OBN corporate were $375,171 for the nine months ended March 31, 2007 as compared with $669,494 in 2006. Corporate expenses decreased as a result of reductions in satellite uplink expenses. Expenses for the nine-month period ended
March 31, 2007 included $163,032 of accrued salary expenses and $160,200 of professional support fees. Other income for 2007 primarily reflected a $109,911 gain on the extinguishment of debt. The net loss for OBN corporate was $288,120 during the period ended March 31, 2007 as compared to a net loss of $516,581 for the same period in 2006.


Three-Month Period Ended March 31, 2007 as Compared to March 31, 2006

Revenue for the three month periods ended March 31, 2007 and 2006 totaled $0 and $60,172, respectively. Expenses for the three month periods ended March 31, 2007 and 2006 were $208,598 and $255,380, respectively. Expenses for the three month period ended March 31, 2007 included $65,625 of accrued salaries and $100,000 of professional fees expenses. Other income total $104,049 for the three month period ended March 31, 2007 compared to $0 for the same period in 2006. For the three month periods ended March 31, 2007 and 2006, the net loss was $104,549 and $195,208, respectively.

Results of operations for the three-month periods ended March 31,
2007 and 2006 are detailed in the charts below.   Included are the
revenues, expenses, other income and net income for the two segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


For three months ended March 31, 2007:

                Broadcasting  Production   Corporate   Reconciling    Total
                 Operations   Operations                 Items

Revenues, net of
affiliate cost       $   --     $   --      $    --       $   --   $     --
Expenses             (23,437)   (17,000)    (168,161)         --   (208,598)
Other Inc (Exp)          --         --       104,049          --    104,049
Net loss            ($23,437)  ($17,000)   $ (64,112)         --  ($104,549)


For three months ended March 31, 2006:

Revenues, net of
affiliate costs     $ 60,000    $     --    $     172   $     --  $  60,172
Expenses             (71,741)    (32,401)    (151,238)        --   (255,380)
Other Inc (Exp)            -          --          --          --       --
Net Income (Loss)   ($11,741)   ($32,401)   ($151,066)        --  ($195,208)

*(Expenses include operating expenses and cost of sales)


Broadcasting Operations (Omni, ASTN and POD)

For the three months ended March 31, 2007, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for
the same period in 2006 were $60,000.    Expenses were $23,437 for the
three months ended March 31, 2007 as compared to $71,741 for the three-month period ended March 31, 2006. The decrease in expenses was due to inactivity in this segment during the three month period ended March 31, 2007. Among the items expensed during that period ending March 31, 2007 was $23,249 of amortization and depreciation expense. The net loss for this segment of operations was $23,437 for the three months ended March 31, 2007 as compared to a net loss of $11,741 for the same period in 2006.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended March 31, 2007 as compared to $0 during the same period in 2006. This segment incurred $17,000 of expense during the period compared to $32,401 in 2006. The decrease in expenses was due to inactivity in this segment during the three month period ended March 31, 2007. The 2007 expenses included $15,624 of accrued salaries. There were no other expenses for the three month periods ended March 31, 2007 and 2006. The net loss for this segment was $17,000 for the three months ended March 31, 2007 as compared to a loss of $32,401 for the period in 2006.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended March 31, 2007 as compared to $172 of revenue during the same period of 2006. The expenses incurred by OBN corporate were $168,161 for the three months ended March 31, 2007 as compared with $151,238 in 2006. Expenses for the three month period ended March
31, 2007 included $65,625 of accrued salary expenses and $100,000 of
professional fees.   Other income for 2007 was $104,049 as compared to
$0 in 2006. The increase was due to a gain on the extinguishment of debt related to outstanding loans. The net loss for OBN corporate was $64,112 during the period ended March 31, 2007 as compared to a net loss of $151,066 for the same period in 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007 the Company's current liabilities of $2,014,447 exceed current assets of $1,058 by $2,013,389. Approximately 18% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until the needed funding is received. In December 2006, the Board of Directors passed a resolution for conversion of all accrued salaries at $1.50 per share, which was above the market price. A total of $1,091,053 of accrued salaries was converted to 727,369 shares of stock. In March 2007, an additional $158,988 of accrued salaries was converted to 125,655 shares of stock.

Current expenses are variable, and we match them to the availability of funds. The station and broadcast equipment leases will be paid from funds generated from operations. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 3 and 6 to the consolidated financial statements in this document.

Management's plans to address the Company's liquidity issues include obtaining additional capital through equity financing sources and/or the acquisition of profitable firms. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company or that it will be successful in its efforts to negotiate the extension of its existing debt. The Company anticipates that unless it is able to raise or generate proceeds of at least $1,000,000 within the next six months, although operation will continue, the Company will be unable to fully execute its business plan, which will result in not growing at the desired rate. The Company anticipates raising the required funds through equity financing sources.

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

  (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal nine months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock
-------------

In October 2006, the Company raised additional capital by selling 5,000 shares of OBN common stock for $10,356.

In December 2006, the Company raised additional capital by selling 75,000 shares of OBN common stock for $25,000. There is a lockup period of six months for 37,500 of the shares, and a lockup period of one year for 37,500 shares.

Between October 2006 and December 2006, a total of 46,500 shares of the Company's stock was issued to third parties for services rendered.

In December 2006, the Company created a Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company?s common stock at a price of $1.50 per share, which totaled 205,790 shares; 268,543 shares; and 253,036 shares, respectively. The common stock is being held by the Company in the Plan. Access to the shares is prohibited for a period of not less than thirteen (13) months from the time of deferment. At the time of participation, the participants were required to specify when the stock would be distributed.

In January 2007 forfeited stock collateral totaling 20,000 shares was recorded as issued due to defaults on notes payable of $53,025 and $61,875 to non-related parties. This was recorded as additional interest expense based on the value of shares on the date of forfeiture ($1.40 per share).

In March 2007 5,000 shares were issued as payment of an $8,500 outstanding debt to a non-related party. The Company recorded a gain on debt extinguishment of $3,500 related to the transaction in the third quarter of fiscal year 2007.

In March 2007 accrued salaries of $58,988 were converted into 58,988 shares of common stock at a conversion rate of $1.00 per share and $100,000
was converted into 66,667 shares at $1.50 per share.   The value of the
shares on the conversion date was $1.00 per share. The resulting gain on extinguishment of the liability of $33,334 was recorded in additional paid in capital due to the related-party nature of the transaction.

In March 2007 a total of 20,000 shares were issued to the four outside board members as compensation for past service on the Company's Board of Directors. The shares were valued at $1.00 per share at the time issued.

In March 2007 a total of 80,000 shares were issued (valued at $1.20 per share) for consulting services rendered to implement a new asset acquisition strategy. The contract requires that an additional 170,000 shares be issued based on meeting specified performance milestones which were met in June 2007. Therefore, 170,000 shares (valued at $0.90 per share) were issued in June 2007 (See Note 10).

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

OBN HOLDINGS, INC
(Registrant)

Dated:  July 10, 2007       By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer