Form 10QSB/A
period 2006-06-30
OBN HOLDINGS
filed 2007-07-18
CIK 1261204

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

Revenue Sharing With Program Licensors

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where the Company airs the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. SFAS No. 63, "Financial Reporting by Broadcasters," sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, the Company recognizes a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor
- -provided commercials.

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

Preferred Stock
- ----------------

The Company has authorized 20,000,000 shares of preferred stock. As of September 30, 2006, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
- -------------

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

2) Revenue can also result from "revenue sharing" with program licensors. Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where we air the program for a contracted number of times and, in consideration for the programming, the licensor receives a specified number of advertising minutes. SFAS No. 63, Financial Reporting by Broadcasters, sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, we recognize a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor
- -provided commercials.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  June 17, 2007          By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer

                 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Roger N. Smith, the Chief Executive Officer of OBN Holdings, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OBN Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: June 17, 2007                        /s/ ROGER N. SMITH
                                             ------------------------
                                             Roger N. Smith
                                             Chief Executive Officer

                 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Larry Taylor, the Chief Financial Officer of OBN Holdings, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of OBN Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: June 17, 2007                          /s/ LARRY TAYLOR
                                              -------------------------
                                              Larry Taylor
                                              Chief Financial Officer

                  EXHIBIT 32 - CEO AND CFO CERTIFICATION


Exhibit 32.1

                     Statement Furnished Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

         The undersigned are the Chief Executive Officer and Chief Financial Officer of OBN Holdings, Inc. (the "Company"). This Certificate is made pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Certification accompanies the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2006 (the "10-QSB Report").

The undersigned certifies that the 10-QSB Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the 10-QSB Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.


Date: June 17, 2007                    /s/ ROGER N. SMITH
                                       --------------------------------
                                           Roger N. Smith
                                           Chief Executive Officer

Date: June 17, 2007                   /s/ LARRY TAYLOR
                                      ---------------------------------
                                           Larry Taylor
                                           Chief Financial Officer