Form 10-K
period 2007-06-30
OBN HOLDINGS
filed 2009-05-04
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the annual period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from  ________to _________

                     Commission File Number 333-108300

                               OBN Holdings, Inc.
           (Exact name of registrant as specified in its Charter)

                Nevada                                81-0592921
    (State of incorporation)             (IRS Employer Identification No.)

        8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123
                  (Address of principal executive offices)

                              (702) 938-0467
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act                 Yes (   )   No ( X )

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.       Yes (   )   No ( X )

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                        Yes (    )   No ( X )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporate by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.                            ( X )

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer(   )                Accelerated filer         (   )
   Non-accelerated filer  (   )                Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                           Yes (  )   No ( X )

Aggregate market value of the voting common equity held by non-affiliates of the Company on December 31, 2008 was approximately $1,837,000.

As of March 31, 2009 the Company had 18,335,086 shares of its $.001 par value common stock issued and outstanding.




TABLE OF CONTENTS


PART I

ITEM 1.   Business                                                      1
ITEM 2.   Properties                                                    4
ITEM 3.   Legal Proceedings                                             4
ITEM 4.   Submission of Matters to a Vote of Security Holders           5

PART II
ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchase of Equity Securities             6
ITEM 6.   Selected Financial Data                                       6
ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    7
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk   13
ITEM 8.   Financial Statements and Supplementary Data                  14
ITEM 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                    40
ITEM 9A.  Controls and Procedures                                      40

PART III
ITEM 10.  Directors, Executive Officers, and Corporate Governance      42
ITEM 11.  Executive Compensation                                       44
ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                  45
ITEM 13.  Certain Relationships and Related Transactions, and
           Director Independence                                       46
ITEM 14.  Principal Accounting Fees and Services                       47

PART IV
ITEM 15.  Exhibits, Lists and Reports on Form 8-K                      48




                                     PART I

ITEM 1.  Description of Business

Corporate History
-----------------
OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in several industries, including the internet broadcasting, television/film production, plastics recycling, intelligent traffic systems the meat commodity trading industries. In addition, OBN has a subsidiary devoted to providing publicly stock trading listing services. Moreover, the Company is internationally diversified with subsidiaries in China, Japan and the United States. As a holding company our primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries' growth and development.

The Company was incorporated in Nevada on January 21, 2003 as the holding company for three wholly owned entertainment operating subsidiaries: Omni Broadcasting Network ("OMNI"), Eclectic Entertainment ("Eclectic") and Products On Demand Channel ("POD"). In August 2003, the Company acquired KSSY television, which is located in San Luis Obispo County, California.

On May 21, 2004 the SEC/NASD granted formal approval for public trading by existing shareholders of OBN shares. On June 25, 2004 OBN's initial public offering was approved by the SEC and the Company began its effort to raise the funds necessary to implement its business plan. However, in October 2004 management decided to cancel the public offering in order to protect the stock price from "shorting" activity by third parties that had driven the stock price down. As a result, management never received the funds it required to fully implement its entertainment-based business plan.

The Company continued on with modest growth without the IPO funding. In exchange for extinguishment of debt OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005.

In January 2006, the Company agreed to sell 60% ownership to a Sheikh from Saudi Arabia in exchange for the long term funding it sought. Unfortunately, personal circumstances prevented the Sheikh from performing on the agreement. As a result the agreement was canceled and the funding never materialized. Without funding, the Company was forced to suspend its broadcasting operations and has been unable to implement its business plan.

In March 2007 the Company revised its business plan to focus on diversifying into non-entertainment related industries, and to expand globally through acquisition. The Company began to work with an investment banking firm that was responsible for raising funds and identifying targets for acquisition. In June 2007, the KSSY television station was fully impaired and ceased to be an asset. In October 2007, the Company established OBN Holdings (HK) Ltd, a wholly owned subsidiary based in Hong Kong to handle its China operations. In February 2008, the Company signed an agreement to broadcast its film and television properties over the world-wide broadband internet. Thus, internet broadcasting replaced the U.S. television broadcasting operations. In February 2008, the Company entered the intelligent traffic system industry by purchasing the North American rights to proprietary technology that captures traffic violation information on video and still media. In February 2008 the Company entered the plastics recycling industry by purchasing the exclusive North American rights to Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired a trading company that currently sells pork to Japan from Mexico. In
October 2008, the Company established OBN Holdings Japan Co, Ltd, a wholly owned subsidiary based in Tokyo, Japan to handle its Japan operations.

As a result the Company's success to date in implementing its acquisition and diversification plan, the Company is currently a holding company with diverse interests. The Company is negotiating the acquisition of companies in several other geographical areas.


Employees
---------
As of November 2008 OBN Holdings, Inc. employs only five full-time employees. There are three employees in the corporate offices and two employees work in our commodity trading company. Other personnel are engaged as needed as subcontractors. Once the broadband broadcasting, television/film production, plastics recycling, intelligent traffic system, listing service and commodity trading operations are fully staffed we expect to employ over one hundred full-time employees.


Competition
-----------
Entertainment Industry. The Company transitioned from television satellite broadcasting to broadband internet broadcasting which is a relatively new distribution method. The switch allows our hundreds of film titles to be broadcast worldwide for substantially reduced cost. We no long have satellite uplink, television station affiliate or sales personnel expenses. Programming is available for viewing on computers or televisions. Advertising revenues are shared on a 60/40 basis with our broadband host. Competition among broadband channels is not significant when you consider a worldwide audience. Viewing statistics are available for potential advertisers.

Plastics Recycling Industry. There are hundreds of companies around the world that recycle one or more of the 50 different types of plastic. For most recyclers the polymers must be of nearly identical composition. The methods they use include mechanical recycling, hydrogenation, gasification and thermal cracking. Only a few facilities have the capability to recycle mixed types and colors. Alternative processing methods that attempt to address plastics' "macro-molecular" structure and allow recycling of mixed plastics include condensation polymerization, thermal de-polymerization, and heat compression. DuPont has opened a pilot condensation polymerization plant which was essentially the inverse of the original polymerization reaction, but the plant was closed for economic reasons. A pilot thermal de-polymerization plant exists in Carthage Missouri. Heat compression plants, where the plastics are melted and pumped through heated pipes into casting moulds, exists in Australia and Japan. Our plastics recycling equipment uses a proprietary process that enables it to recycle virtually any combination of plastics and colors. It has little direct competition in China, the largest market in the world. Plans are underway to construct a state of art facility in China to meet increasing international demand for recycled plastics.

Intelligent Traffic System Industry. There are only a few companies worldwide that specialize in the type of traffic intelligent systems for which the Company has exclusive rights. The main competitors are the ISS Corporation of the United States and Traficon Corporation of Belgium. Both of these firms have encountered difficulties adapting their systems to China's and third world traffic conditions, pricing structures and post sale service. There problems were the impetus to the development our Lutong Tech's proprietary technology. Lutong Tech Limited has product lines installed and operating throughout China. In fact, Lutong Tech has been designated by the Chinese government to undertake the ITS critical technology and application project in the government's five year Social and Economic Development Plan. Moreover, the Chinese National Video Laboratory has been in operation at Lutong facilities since 2001. The Chinese cities of Beijing, Shanghai, Guangzhou, Nanjing and other municipalities have installed Lutong's intelligent Traffic Systems. The company will roll out this innovative technology to other countries throughout North America, Asia, Africa and South America.

Commodity Trading Industry. Kyodo USA is among a limited number of firms that have been issued a special USDA permit that is required to transport pork through the United States for shipping to Japan. Since September 11, 2001, obtaining permits have been more difficult. As a result, Kyodo USA is positioned for substantial growth with limited competition. The Company has plans to expand operations to include chicken and other meat products. In addition, the Company has identified additional customers in China. Further, there are plans to increase productivity and the profit margin.


Intellectual Properties
-----------------------
Currently our entertainment group has the rights to several hundred intellectual properties. Some programs were purchased and are wholly owned as a part of our film library. Other programs are licensed. We typically enter a multi-year licensing agreement with unlimited airing. In addition to the licensed and wholly-owned programs, we have several programs in development under the Eclectic Entertainment subsidiary. They include "Music on Demand," "The LA Food Scene," "Adventures of Unit 28," and "The Mini-Movie Hour." In addition, we have sports programming such as "After the Game," "Australian Rules Football" and "Destination Adventure." During the fiscal year ended June 30, 2007 we have added over five hundred (500) additional titles to our film library.

The Company has acquired the exclusive North American rights to a Chinese proprietary process for converting "unrecyclable" plastic into reusable plastic pellets. The process requires specially engineered equipment that is not available anywhere else in the world. The company will employ the process in facilities in other geographical location outside the Peoples Republic of China.

The company has acquired the exclusive North American rights to several patents in Video Detection Technology, including auto-adapted target characteristic extraction, video pretreatment, video coil, vehicle track technologies and Correlative product Research and Development. These exclusive technologies have been use to produce two intelligent traffic system product lines whereby video and still pictures of automobiles as they move through traffic intersections are captured and sent to government agencies for ticket collections. Other product lines are currently in development.


Marketing Strategy
------------------

OBN Holdings has multi-faceted marketing strategy based on the industries in which it has operations. The OBN corporate office is responsible for identifying, evaluating and negotiating the acquisition of suitable profitable companies as wholly owned subsidiaries. The corporate marketing strategy is to promote OBN as a business incubator following many of the tenets of Warren Buffet's Berkshire Hathaway. The acquired businesses wish to become part of a fully reporting publicly trading company to support their continued growth and development. In all cases, the management of the acquired subsidiary remains with the company and benefits from the OBN development programs. Assets acquired are not limited to specific industries or geographic regions.

Broadband Internet Broadcasting. OBN seeks to provide quality programming suitable for family viewing from sources throughout the world. Our goal is to entertain and enlighten our viewers with the sights, thoughts and visions of independent producers worldwide. Broadcasting is the foundation on which the business is built because it provides the Company with the distribution outlets for its programming, and the medium to promote its products and services. Our broadband channel guarantees that we have an outlet for our programming. The Company will not be dependent on Nielsen ratings as a basis for attracting advertising dollars, but by interesting and differentiated content instead. We believe that advertisers who are continually seeking new markets see the value in placing their advertisements with our programming.

Television/Film Production. There are literally thousands of television and feature film production companies, all vying to have their completed projects distributed. A few production companies are owned or aligned with the major broadcast networks. The others are at the mercy of the relatively few distribution outlets available. Through its sister company, Omni Broadcast Networks, Eclectic productions are guaranteed a distribution outlet on its sister companies' network. Alternatively, Eclectic may choose to syndicate a program and have it aired on competing networks. Thus, the a major component of our marketing strategy is to promote our completed productions via our sister broadcast networks and syndicate distribution on other network when advantageous. During 2005-06 our Four Tops Special production was successfully syndicated to eighty million (80,000,000) households via several networks, including ABC, CBS and PBS. We will continue to take advantage of these established relationships. In addition, we plan to expand our production operations by acquiring profitable production which will increase our contacts in the industry. OBN's vertically integrated flat organizational structure allows us to minimize costs and make quick decisions. Generated revenues will cover the cost of operations, while outside funds are raised for larger productions.

Plastics Recycling. There are two competitive advantages that our plastics recycling operations has over other facilities: 1) low cost and
2) technology. For the most this business is low tech, labor intensive work. Thus, the low wage rates and large labor pool makes the Chinese workforce ideal. Many of the industrialized countries such as the United Kingdom and Australia send the plastics discards to China for recycling. We have plans to construct a new facility that will double capacity and consolidate operations under one roof. All equipment used in our recycling process is custom built in order to protect the proprietary methods and to minimize costs. We recycle only "non-recyclable" plastics for which there is no competition. Thus, marketing for this technology will highlight its environmental and cost saving aspects.

Intelligent Traffic Systems. There are several competitive advantages for our traffic systems operations. The systems are uniquely designed to determined acceleration and deceleration through an intersection, thereby determining whether a driver is attempting to avoid detection. Further, the technology captures illegal turns, crossing lines detection, and a host of other traffic violations. To our knowledge, no other system has this unique cadre of capabilities. Further, this technology allows for revenue sharing with municipalities. Therefore, the marketing program for this technology includes one for direct sales (BOT) to municipalities in developing countries and another to contractors who will install/monitor the installation under a Build-to-operate (BOO) contract.

Commodity Trading. The competitive advantage for our meat trading operations is the USDA permits. Our marketing strategy is to expand operation to additional types of meats and to additional customers. Existing management has extensive contacts throughout the industry which have not previously been exploited. Under OBN management numerous productivity improvement methods will be instituted so that Kyodo management can focus on implementing the marketing plan.


ITEM 2. Description of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200; Las Vegas, Nevada 89123. It is a leased executive suite space at a monthly rate of $250. In 2006 we were evicted from our Los Angeles office facilities located at 4322 Wilshire Blvd., Suite 300, Los Angeles, California, for non-payment of rents, but are utilizing temporary facilities in a different office suite located in the same building. Our Los Angeles based executives now use an executive suite located at 1100 Glendon Avenue in the Spring of 2009. In addition, we have a resident agent and office in Hong Kong at an annual fee of $3,000. We expect to renew all of our agreements at current market rates.


ITEM 3. Legal Proceedings

In April 2006 OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment of lease amount. The Company agreed to a stipulated judgment of $141,000 to be paid in full on or before December 31, 2007 by making a $15,000 payment in June 2007, five monthly payments of $10,000 and then the balance payment. The Company made the $15,000 and two subsequent $10,000 monthly payments, but failed to make its October, November and December payments. In September 2008 the Company agreed to settle the dispute for $62,500 at which time the Company made a $50,000 payment followed by a $12,500 payment. Thus, this debt has been paid in full.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at our election, may provide a replacement property or cancel the agreement. In October 2006 the Company acknowledged a $7,500 contingent liability to WellGo. In June 2007 the balance was paid with 15,000 shares of OBN stock valued at $0.90 per share. Thus, the entire amount due has been paid in full.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $46,272. Both parties have agreed to an amicable resolution via a stipulated judgment against the Company. The entire amount remains outstanding at the time of this filing. The Company anticipates full payment by December 31, 2009.

The Company believes that none of the aforementioned legal proceedings will impact its ability to continue operating.


ITEM 4. Submission of Matters to a Vote of Security Holders

On April 23, 2007 the Company had telephonic shareholder meeting. The six shareholders on the conference held nearly 60% of the outstanding shares. Moreover, they represented shareholders that held over 80% of the shares outstanding. According to Section 2.10 of the OBN Bylaws if over 75% of shareholders are represented at a meeting written notice to shareholder is not required. There were two issues were discussed and approved at the meeting.

Removal of a Board Member. Several shareholders have requested that Dennis Severson be removed from Board of Directors primarily because he was inactive member and missed numerous meetings. The request was based on Section 3.3 of the By Laws. Mr. Severson became a director in 2004 as a representative of Commerce Street Venture Group with whom we have severed our relationship.
The motion passed unanimously.

Approve Reverse Stock Split. Management requested that the shareholders grant management to implement at 1:10 reverse stock in order to reduce the number of shares outstanding. Nevada regulations require a Board approval. Price of stock was down to $01.10 per share and 46,000 shares traded recently. There were 2.8 million shares outstanding. The motion passed unanimously.



                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently an OTC pink sheets company and trades under the symbol "OBNI." Our stock price, like that of holding companies, can be highly volatile. The stock price may be affected by such factors as:

   - Acquiring additional business entities
   - Entering new industries
   - Acquiring or development of important intellectual properties
   - Announcements of distribution
   - Regulatory or legal matters
   - Broader industry and market trends
   - Financial performance

In addition, if our revenues or earnings in any period fails to meet the investment community's expectations, there could be an immediate adverse impact on our stock price.

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2007 for our common stock.

                      Quarter Ended        High    Low

                    September 30, 2006    $1.40   $0.90
                    December 31, 2006      2.07    0.33
                    March 31, 2007         1.20    0.75
                    June 30, 2007          2.50    0.90

As of June 30, 2007 there were approximately 200 shareholders of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

An executive compensation stock option plan was developed and approved by the Board prior to the Company making its stock available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2007 that have not been previously reported.


ITEM 6. Selected Financial Data

The selected financial data contained in the chart below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.

                                             Years Ending June 30
                     ----------------------------------------------------------
                           2007        2006         2005       2004        2003
OPERATING RESULTS
Revenue                         -     247,382      35,210      (9,537)     33,639
Gross income (loss)             -      33,779     (16,424)   (478,238)     22,839
Net income (loss)      (2,239,282) (1,006,728) (1,296,092) (1,461,106) (2,934,143)

PER SHARE DATA
Wgtd Avg Common Shares* 1,419,519     655,951     600,681     578,403     333,615
Loss per Common Share       (1.58)      (1.50)      (2.20)      (2.50)      (8.80)

TOTAL ASSETS              585,580     523,030     646,020     323,172     580,555

CAPITALIZATION & DEBT
Total Liabilities       1,666,886   3,152,715   2,680,177   1,466,732     504,232
Capital Lease              49,396      49,396      54,530      97,858      50,771
Common Stock                3,812       6,774       6,168       5,822       5,730
Paid in Capital         7,887,841   4,097,218   3,686,624   3,281,475     999,761
Accumulated Deficit    (8,972,959) (6,773,677) (5,726,949) (4,430,857)   (872,829)


  * Adjusted for 10:1 reversed stock split implemented in April 2007


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In an effort to increase shareholder value, management has elected to accelerate its growth by implementing its long-term strategy immediately. While it has been the Company's overall plan to grow through a combination of horizontal integration and geographic expansion, it planned to do so after first growing organically, and moving to a national exchange. Since the Company has not received the capitalization previously committed by third parties, management has decided that a more aggressive approach can only benefit our shareholders. To that end, the Company has made some significant changes. Management is actively seeking out and acquiring profitable businesses.

The Company is not exiting the entertainment business. In fact, it is becoming more involved by creating new products and services, such as its broadband network "Film Hook" and internet broadcasting. Management views promotion and distribution as being a very important element of the Company's business. The Company's broadband broadcasting channel and internet portal provide very cost effective outlets for promoting any products and services that it will offer in the future.

The Company's new horizontal integration strategy also does not mean that management is entering into industries of which it has no knowledge. Prior to creating OBN, the top executives were business consultants to well over 300 companies in numerous industries and countries, ranging from very small private firms to Fortune 500 conglomerates, in the areas of operations management, productivity improvement, accounting, marketing and finance.

The acquisition and growth strategy is well underway. In October 2007, the Company established OBN Holdings-Hong Kong, a wholly owned subsidiary. In January 2007 the Company began development of its Film Hook internet broadcasting operations to be launched in April 2009. In February 2008, the Company signed an agreement to broadcast its film and television properties over the broadband internet. In February 2008, the Company entered the intelligent traffic system industry by acquiring the North American exclusive rights to proprietary technology that for capturing traffic violation information on video and still media. In February 2008 the Company entered the plastics recycling industry by acquiring Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired a commodity trading company that currently sells pork to Japan from Mexico

Management's goal is to increase shareholder value. The Company's efforts to fully implement its revised business plan will lead to growth and profitability through acquisition and subsidiary development. Financial risks will be minimized by geographical and industry diversification.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2007, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

As reported in the Report of our Independent Registered Public Accounting Firm dated June 30, 2007, subsequent to this report the Company has obtained sufficient cash resources to sustain its operations. Therefore, the "going concern" statement has been removed from the report. However, the Company had a net loss of $2,239,282 during the year ended June 30, 2007. Further, the Company had a cash balance of $19,919 at June 30, 2007. In addition, at June 30, 2007 our accumulated deficit was $8,972,959 and we had negative working capital of $1,646,967.

Management's plans include obtaining additional capital through equity financing sources. Since June 30, 2007 have we raised $240,509. In addition, we plan to raise an additional $15 million after filing an S-1 registration statement during the quarter ending December 31, 2009.


Liquidity and Capital Resources

As of June 30, 2007 the Company's current liabilities of $1,666,886 exceeded current assets of $19,919 by $1,646,967. Approximately 25% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

The Company had two capital lease expenditure commitments. In August 2003 the Company entered into a capital lease of KSSY, television station located in California for $4,166 per month for three years, after which time OBN had the option to acquire 95% ownership in the station, provided the Federal Communications Commission approved the transfer. The Company failed to make the lease payments in a timely manner and had an outstanding balance of $68,638 and $24,172 of late fees under the lease on June 30, 2007. However, the Company learned that in December 2007 the lessor finalized the sell of the KSSY broadcast license to another party in violation of the lease agreement. Therefore, as of June 30, 2007, the Company has written off the KSSY license by recording $130,000 of impairment. In May 2008, the Company signed a settlement agreement with the license owner whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. Therefore, the total of $104,791 of debt associated with the KSSY license was written off, including $68,638 of lease payments, $24,172 of late fees and 11,981 of tower fees.

In July, 2005, the Company entered into a capital lease for broadcast master control and play back equipment for $1,841 per month for three years, after which time OBN had the option to purchase the equipment for one dollar. After failing to make the lease payments in a timely manner, the Company has agreed to a stipulated judgment to pay the $49,396 outstanding balance by December 31, 2007 to settle the lease dispute. Currently, the entire $49,396 remains as a liability as no additional payments have been made. The Company expects to pay the remaining balance by December 31, 2009.

All other expenses are variable, and we match them to the availability of funds. Other details concerning the KSSY lease and the broadcast equipment lease are contained in the footnotes 2 and 6 to the consolidated financial statements in this document.

Management's believes that the acquisition of Kyodo USA in June 2008 addresses any future liquidity issues because of its strong cash flow and the $1.2 million cash balances in its bank accounts. In addition, the Company continues to raise additional capital through equity financing sources. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. The Company intends to raise gross proceeds of $15,000,000 through a S-1 filing and anticipates implementing its business plan to expand its acquisition and development plans.

Should the Company be unsuccessful in generating sufficient working capital, the liquidity issues for each segment of operation will be addressed in the manner described below.


Entertainment Operations
------------------------
The liquidity issues that have plagued our broadcasting operations have been resolved by terminating our television broadcasts and satellite uplink. Thus, the Company no longer has expenses for television affiliate stations and satellite uplink. Instead, the Company has entered the Internet broadband broadcasting industry by signing an agreement with an established Internet network in February 2008. Under this agreement, the Company provides the programming content and channel scheduling while the Internet Network covers all related broadcasting costs, including costs for advertising sales and technical support. The Company receives 60% of all generated revenues. As a result our broadcast costs have been substantially reduced while our programs now reach a worldwide market.

Liquidity for the television and film production operations remains essentially unchanged. There are several television production projects underway at various stages of development. These projects will be completed with funds from OBN operations. The Company will seek project investors for all future projects. Adopting this project funding practice will allow the Company to realize revenues from licensing agreements, syndication agreements and advertising without using much of its own funds. Again, the Company anticipates investing very little of OBN funds into new television and film projects, instead investor funds will be obtained.


Plastics Recycling Operations
-----------------------------
Liquidity is not a major concern for the plastic recycling operations that began as a result of acquiring the proprietary technology license in February 2008. The Company will not require cash until it begins its own plastic recycling operation using the exclusive technology license. In order to generate cash, the Company will sell raw materials to the Chinese facility from which the exclusive license agreement was acquired. At the same time, the Company is looking to acquire a plastic recycling facility in North America. After the acquisition is completed, the Company will be able to exploit the exclusive recycling technology license.


Intelligent Traffic Systems Operations
--------------------------------------
Liquidity is not a major concern for the intelligent traffic systems operations that began as a result of acquiring the proprietary technology license in February 2008. The Company is bidding on traffic system installation projects at municipalities throughout North American. As contracts are awarded, the Company will engage the Chinese company that owns the proprietary technology to supervise the installation. Little cash is required during the bidding process. We anticipate installation of the first system in North America within the next eighteen (18) months. In addition, some traffic systems units will be sold without installation responsibility, thus requiring no cash other than sales expenses.


Commodity Trading Operations
----------------------------

There is no liquidity issue related to the commodity trading operations that were acquired in June 2008 as Kyodo USA has adequate cash flow. In fact, the Company anticipates that some of the excess cash from these operations will support other OBN operations via intercompany transfers.



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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast, plastics recycling and intelligent traffic system licenses) for impairment. The licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the licenses that is determined to be impaired. We perform impairment testing on our licenses at least annually. The broadcast license was fully impaired in June 2007 as a result of dispute over the sale of the license. Additional details regarding the impairment are contained in Note 2.




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


Revenue Recognition

1) Revenue from licensing TV programs and feature films can come from several sources. As projects are completed, we will have the option of airing the TV programs on our own Internet broadcasting channels and/or licensing the programs to be aired on other networks. Likewise, feature films can be licensed to foreign markets for distribution. Thus, among the revenue sources are other networks in the case of short form programming or foreign markets for feature films.

   A licensing agreement that specifies the license fee, availability dates and/or agreement duration is required for all projects licensed. Licensing fees are typically paid in advance of providing the project to the customer. Upon receipt of payment, deferred revenue is recorded. Revenue is recognized as the project is aired over the life of the agreement. We do not recognize revenue for projects that are not been completed, even if the licensing agreement for the project is signed. The revenue is recognized only after both the production product is completed and in accordance with the product availability dates in a signed agreement.

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

4) Revenue is recognized from meat trading operations after the order is received and the Company invoices the customer. At that time the meats have been already purchased from our supplier and are on their way to the customer. Similarly, revenue generated from plastic raw material sales is recognized when the customer is invoiced.

5) Revenue generated from intelligent traffic system operations is recognized when municipalities are invoiced.


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


Results of Operations

The figures as of and for the year ended June 30, 2007 are shown in the chart below:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $230,315     $65,284   $1,988,566  ($1,698,585)   $585,580
Liabilities        (575,161)   (154,921)    (936,804)         -    (1,666,886)
Revenues, net of
affiliate costs          -           -           -            -           -
Costs & expenses*   108,096      70,324    2,598,268          -     2,776,688
Other income (exp)  505,353         -         32,053          -       537,406
Net income (loss)  $397,257    ($70,324) ($2,566,215)         -   ($2,239,282)


For year ended June 30, 2006

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets             $761,477    $291,765   $1,831,033  ($2,361,245)   $523,030
Liabilities      (1,633,790)   (478,618)  (1,506,299)     495,992  (3,152,715)

Revenues, net of
affiliate costs     254,882      (7,500)          -           -       247,382
Costs & expenses*   328,359     237,879      715,207          -     1,281,445
Other income (exp)  (70,122)    (24,250)     121,707          -        27,335
Net loss          ($143,599)  ($269,629)   ($593,500)         -   ($1,006,728)

    *Expenses include operating expenses and cost of sales.


There were no revenues for the fiscal year ended June 30, 2007 as compared to revenues of $247,382 for 2006 fiscal year. All operating units were dormant for much of 2007 as the Company revised and implemented its acquisition strategy.

Expenses incurred during the year ended June 30, 2007 totaled $2,776,688, as compared to $1,281,445 for the 2006 fiscal year. The 2007 expenses include $1,141,500 paid to consultants, $810,000 of hardship compensation to executives and $130,000 of impairment. The consultant compensation expenses relate to the development and implementation of the new acquisition strategy. Other income for the fiscal year ended June 30, 2007 was $537,406 as compared to other income of $27,335 for fiscal year ended June 30, 2006. The increase in other income was primarily due to gains on the extinguishment of debt. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2007 was $2,239,282 as compared to a net loss of $1,006,728 for the 2006 fiscal year.

Reconciling items consist of inter-company balances. There were no reconciling items for revenue and expenses. Balance sheet reconciling amounts represent the elimination of subsidiary accounts. All revenues are from customers in the United States and all long-lived assets are located in the United States.


Broadcasting Operations
-----------------------
There were no revenues generated from this segment of operations during fiscal 2007 compared to $254,882 in fiscal 2006. Expenses were $108,096 for the year ended June 30, 2007, as compared to $328,359 for fiscal 2006. Among the items expensed during 2007 were $14,341 of accrued payroll costs and $91,386 of amortization expenses. For 2006, accrued payroll and amortization expenses were $125,545 and $93,177, respectively. Other income was $505,353 due primarily from the extinguishment of a debt related to prior satellite provider as compared to $70,122 of other expense for 2006. The 2007 net profit for this segment of operations was $397,257, as compared to a $143,599 net loss for 2006.


TV & Film Production Operations
-------------------------------
There were no revenues generated from this segment of operations during fiscal 2007 as compared to ($7,500) revenue for the year ended June 30, 2006. The Company incurred $70,324 of expense during 2007, as compared to $243,879 during fiscal 2006. The 2007 expenses included $55,146 of accrued payroll expenses and $9,675 of general and administrative expenses. The 2006 expenses included $105,000 of impairment expense, $125,540 of accrued payroll expense and $8,900 of general and administration expense. Accrued payroll expenses decreased as a result of the temporary suspension of executive salaries. There was no other income for 2007 as compared to $24,250 other expense in 2006. The 2007 net loss for this segment of operations was $70,324, as compared to $269,629 for 2006.


OBN Corporate
-------------
OBN corporate generated no revenue during the year ended June 30, 2007, and no revenue for the year ended June 30, 2006. The expenses incurred by OBN corporate were $2,598,268 for the year ended June 30, 2007, as compared to $715,207 for fiscal 2006. The 2007 amount included $413,532 of accrued salaries, $810,000 of hardship compensation, $1,141,500 of consulting service fees and $130,000 of other impairment expenses. The 2006 amount included $230,400 of satellite uplink expenses, $305,600 of accrued salaries and $77,013 consulting service expense. The consultant and executive compensation expenses relate to the development and implementation of the new acquisition strategy. Other income for 2007 was $32,053 compared to $152,741 for 2006 due primarily due to the extinguishment of debt. The 2007 net loss for the corporate office was $2,566,215, as compared to $593,500 for 2006.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


ITEM 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms                  15

Balance Sheet as of June 30, 2007                                          17

Statements of Operations for the years ended June 30, 2007 and 2006        18

Statements of Stockholders' Deficit for the
   years ended June 30, 2007 and 2006                                      19

Statements of Cash Flows for the years ended June 30, 2007 and 2006        20

Notes to Financial Statements                                              21





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
OBN Holdings, Inc.


We have audited the accompanying consolidated balance sheet of OBN Holdings, Inc. (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of OBN Holdings, Inc. for the year ended June, 2006, whose report dated December 19, 2006 were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the one-year period then ended in conformity with accounting principles generally accepted in the United States of America.


                                                 Tarvaran & Askelson, LLP

Irvine, California
April 30, 2008




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheet of OBN Holdings, Inc. (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    KMJ Corbin & Company LLP

Irvine, California
December 19, 2006





                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                                June 30,
                                                           2007        2006
                                                       -----------  ----------
ASSETS

Current assets:
Cash and cash equivalents                              $   19,919   $    2,493
                                                        ----------  ----------
       Total current assets                                19,919        2,493

Fixed assets, net of accumulated depreciation of $42,881
 and $22,061, respectively                                 20,508       41,329
Broadcast license                                              --      130,000
Programming rights, net of accumulated amortization
 of $96,192 and $94,192, respectively                      69,613       71,613
Film library, net of accumulated amortization of $156,160
 and $80,505, respectively                                386,140      277,595
Other intellectual properties, net of accumulated
 depreciation of $1,650 and $0, respectively               18,150           --
Other tangible assets                                      71,250           --
                                                       ----------   ----------
       Total assets                                    $  585,580   $  523,030
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                     $  416,894   $  846,076
  Accrued payroll and related                             196,466    1,381,324
  Deferred revenue                                        125,000      125,000
  Capital lease obligations                                49,396       49,396
  Programming rights payable                               80,030       90,030
  Notes and accrued interest payable                      276,322      149,392
  Notes and accrued interest payable to related parties   522,778      511,497
                                                       ----------    ---------
       Total current liabilities                        1,666,886    3,152,715
                                                       ----------    ---------

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value; 20,000,000
    shares authorized; no shares issued and outstanding        --          --
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 3,812,157 and 677,480 shares issued
    and outstanding, respectively                            3,812         677
  Additional paid-in capital                             7,887,841   4,103,315
  Accumulated deficit                                   (8,972,959) (6,733,677)
                                                        ----------   ---------
       Total stockholders' deficit                      (1,081,306) (2,629,685)
                                                        ----------   ---------

       Total liabilities and stockholders' equity       $  585,580  $  523,030
                                                        ==========  ==========

  See accompanying notes to consolidated financial statements.




                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2007              2006
                                              -------------    -------------
Revenue, net of affiliate costs              $         -        $  247,382

Cost of sales                                          -           213,603
                                              ------------     ------------

  Gross profit                                         -            33,779

Operating expenses:
   General and administrative                   2,740,557        1,067,842
                                              ------------     ------------

Loss from operations                           (2,740,557)      (1,034,063)
                                              ------------     ------------


Other income (expense):
  Other income                                      1,559              868
  Gain on debt extinguishment                     537,209           68,909
  Interest expense                                (36,131)         (40,552)
                                              ------------     ------------

     Total other income, net                      502,637           29,225
                                              ------------     ------------


Loss before income taxes                       (2,237,920)      (1,004,838)

Income taxes                                        1,362            1,890
                                              ------------     ------------


  Net loss                                    ($2,239,282)     ($1,006,728)
                                              ============     ============


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                     ($1.58)          ($1.53)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    1,419,519          655,951
                                              ============     ============

See accompanying notes to consolidated financial statements.


OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2007 and 2006

                           Undesignated
                          Preferred Stock   Common Stock    Additional                    Total
                          ---------------  ---------------   Paid-in     Accumulated   Stockholders'
                           Shares  Amount   Shares   Amount   Capital      Deficit       Deficit
                           ------  ------   ------   ------  ---------   -----------   ------------
Balance, July 1, 2005        --     --     616,780     617  $3,706,714  ($5,726,949)   ($2,034,157)

Stock issued to extinguish
  outstanding debt           --     --      25,000      25     149,975       --            150,000

Stock issued for services    --     --      15,600      16      61,184       --             61,200

Stock issued for conversion
   Of salaries payable       --     --      20,000      20     199,980       --            200,000

Net Loss                     --     --         --       --          --    (1,006,728)   (1,006,728)
                           ------ ------ ---------  ------   ---------    ------------  -----------

Balance, June 30, 2006       --     --     677,380     677   4,103,315    (6,733,677)   (2,629,685)

Stock issued for cash        --     --     138,333     138     105,218       --            105,356

Stock for purchases of
  intangible assets          --     --     204,500     205     203,975       --            204,000

Stock issued to extinguish
  outstanding debt           --     --      27,920      28     120,338       --            120,366

Stock issued for services    --     --   1,911,000   1,911   2,105,989       --          2,107,900

Stock issued for conversion
   of salaries               --     --     835,024     853   1,249,186       --          1,250,039

Net Loss                     --     --         --       --       --       (2,239,282)   (2,239,282)
                           ------ ------ ---------  ------   ---------    ------------  -----------

Balance, June 30, 2007       --     --   3,812,157   3,812  $7,887,841   ($8,972,959)  ($1,081,306)
                           ------ ------ ---------  ------   ---------    ------------  -----------



                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                           JUNE 30,
                                                   -------------------------
                                                      2007          2006
                                                   ----------     ----------
Cash flows from operating activities:
   Net loss                                        ($2,239,282)  ($1,006,728)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                   100,126       122,249
       Bad debt provision                                   --        18,420
       Impairment expense                              130,000       123,092
       Gain on settlement of debt                     (537,209)      (87,000)
       Shares issued for services                    2,107,900        55,100
       Changes in operating assets and liabilities:
          Accounts receivable, net                          --           680
          Accounts payable and accrued expenses         75,224       654,808

                                                    -----------  ------------

            Net cash used in operating activities     (363,241)     (119,379)

                                                    -----------  ------------

Cash flows from investing activities:
   Purchase of fixed assets                                --         (1,569)
                                                    -----------  ------------

    Net cash used in investing activities                  --         (1,569)
                                                    -----------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs  267,030        12,500
   Proceeds from notes payable to related parties       23,438       123,205
   Repayments on notes payable                          (3,000)           --
   Repayments on notes payable to related parties      (12,157)           --
   Principal payments under capital lease obligation       --        (14,197)
   Proceeds from issuance of common stock              105,356            --
                                                    -----------  ------------

       Net cash provided by financing activities       380,667       121,508
                                                    -----------  ------------
Net change in cash and cash equivalents                 17,426           560

Cash, and cash equivalents, beginning of period          2,493         1,933
                                                    -----------  ------------

Cash, and cash equivalents, end of period             $ 19,919      $  2,493

                                                    ===========  ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                           --           --
                                                    ===========  ============
         Income taxes                               $       --     $   1,890
                                                    ===========  ============

Supplemental disclosure of noncash investing and financing activities:

   Purchase of programming rights with common stock  $ 204,000           --
                                                     -----------  ----------
   Purchase of property/equipment with capital lease $      --     $  59,322
                                                     -----------  -----------
   Shares issued to pay off debt                     $ 120,366     $ 150,000
                                                     -----------  ------------
   Purchase of film library in exchange for
      deferred revenue                               $      --     $ 275,000
                                                    -----------  ------------
   Payments of accounts payable and capital lease
      obligation with common stock                   $      --     $   6,100
                                                    -----------  ------------

   Conversion of salaries payable to common stock    $1,250,039    $ 200,000
                                                    -----------  ------------

   Payment of accrued payables with common stock     $   40,552         --
                                                    -----------  ------------
   Reduction of programming rights payable for
       cost reimbursement received                   $             $ 195,000
                                                    -----------  ------------


   See accompanying notes to consolidated financial statements.



                               OBN Holdings, Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2007 and 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

Nature of Operations and Principles of Consolidation
----------------------------------------------------

OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in entertainment, pork commodity trading, plastics recycling and intelligent traffic systems industries. Moreover, the Company is internationally diversified with subsidiaries in China and the United States. As a holding company its primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries growth and development.

The Company was incorporated in Nevada in 2003 as the holding company for three wholly owned entertainment operating subsidiaries: Omni Broadcasting Network ("OMNI"), Eclectic Entertainment ("Eclectic") and Products On Demand Channel ("POD"). Omni was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired the KSSY television broadcast license. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005. In January 2007 the Company began development of its Film Hook internet broadcasting operations to be launched in June 2008. In October 2007 the OBN Holdings Hong Kong subsidiary was incorporated. In February 2008, the Company signed an agreement to broadcast its film and television properties over the broadband internet. In March 2008 the Company entered the plastics recycling industry by acquiring the exclusive North American rights to Chinese proprietary technology that allows "unrecyclable plastics" to be recycled.
In March 2008 the Company entered the intelligent traffic systems industry by acquiring the exclusive North American rights to Chinese patents that captures video and still pictures of traffic violations real time. In June 2008 the Company acquired Kyodo USA, a trading company that sells pork from Mexico to Japan. In October 2008, the Company formed OBN Holdings Japan Co., Ltd, a wholly owned subsidiary of OBN Holdings.


Principles of Consolidation

The consolidated financial statements include the accounts of OBN Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Prior period share amounts have been adjusted to ensure comparability after the Board approved 10:1 reverse stock split became effective in April 2007. All shareholders of record on March 31 2007 had their shares reduced by a factor of ten. Thus, the 17,771,904 shares outstanding at March 31, 2007 were reduced to 1,777,190 as result of the reverse stock split.


Segment Information Reporting

Management measures the Company's performance in two distinct segments:
(1) Broadcasting Operations, which is measured advertising dollars attracted; and, (2) Production Operations, which requires creative talent and has a longer lead time to determine success. A summary for the years ended June 30, 2007 and 2006 is presented in the table below:

The figures as of and for the year ended June 30, 2007 are shown in the chart below:


                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $230,315     $65,284   $1,988,566  ($1,698,585)   $585,580
Liabilities        (575,161)   (154,921)    (936,804)         -    (1,666,886)
Revenues, net of
affiliate costs          -           -           -            -            -
Costs & expenses*   108,096      70,324    2,598,268          -     2,776,688
Other income (exp)  505,353         -         32,053          -       537,406
Net income (loss)  $397,257    ($70,324) ($2,566,215)         -   ($2,239,282

As of and for year ended June 30, 2006

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets             $761,477    $291,765   $1,831,033  ($2,361,245)   $523,030
Liabilities      (1,633,790)   (478,618)  (1,506,299)     495,992  (3,152,715)

Revenues, net of
affiliate costs     254,882      (7,500)          -           -       247,382
Costs & expenses*   328,359     237,879      715,207          -     1,281,445
Other income (exp)  (70,122)    (24,250)     121,707          -        27,335
Net loss          ($143,599)  ($269,629)   ($593,500)         -   ($1,006,728)

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


Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At June 30, 2007, the Company had no balances that were in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

There were no sales for the years ended June 30, 2007. Sales for the two largest customers in 2006 totaled approximately 62% of revenue.


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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2007, the Company's fixed assets consist primarily of computers and office editing equipment. Depreciation expense for the years ended June 30, 2007 and 2006 totaled $20,819 and $20,910, respectively.


Other Long-Lived Assets

The broadcasting license is discussed in Note 2. This asset is an intangible asset with an indefinite life that has been fully impaired as of June 30, 2007.

The programming rights assets are discussed in Note 3. Programming rights are recorded for the purchase of the right to air programming on the Company's broadband internet network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 4. These assets are being amortized over their estimated useful life of 10 years.

The internet media portal is discussed in Note 5. This asset is an intangible asset with an indefinite life. It is expected to begin operations by September 2009.

Website development costs are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-2, "Accounting for Web Site Development Costs." Website development costs and the accounting for such costs should be accounted for under AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."
Applicable website development costs incurred are being amortized over a three-year period and resulted in amortization expense (included in general and administrative expenses in the consolidated statements of operations) of $0 and $14,322 for the years ended June 30, 2007 and 2006, respectively.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's broadcast license) for impairment. The leased broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the broadcast license that is determined to be impaired. The Company performs impairment testing on its broadcast license at least annually. Based on its analysis, the Company's management believes that its broadcast license should be fully impaired at June 30, 2007 because of disputes over the lessor's unauthorized sale of the broadcast license.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 for the year ended June 30, 2006. In 2007, the Company wrote off the value of the KSSY broadcast license, recording an impairment of $130,000 for the fiscal year ended June 30, 2007. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long-lived assets is required. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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


Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscriber's households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. For the year ended June 30, 2007 and 2006, affiliate costs totaled $0 and $5,311, respectively.

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total of services to be provided under the contract was $100,000. Revenue from this barter agreement for the years 2007 and 2006 were $0 and $58,000, respectively.


Accounting for Filmed Entertainment and Television Programming Costs

In accordance with American Institute of Certified Public Accountants Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films, filmed entertainment costs will include capitalized production costs, overhead and interest costs expected to benefit future periods. These costs, as well as participations and talent residuals, will be recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing and development costs under term deals will be expensed as incurred.

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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2007 and 2006, the Company's advertising costs were $0 and $58,000, respectively.


Stock-Based Compensation

Through June 30, 2007, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Through June 30, 2006 SFAS No. 123 allowed an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation cost, if any, was recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 made pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

The Company has a stock-based employee compensation plan. Through June 30, 2006 the Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the year ended June 30, 2007 and 2006. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS
No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2007, the Company had no options outstanding and therefore the adoption of SFAS 123(R) had no effect on the accompanying financial statements.

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


Recent Pronouncements

In September 2006 the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements, but emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The effective date of this standard is for fiscal period beginning after November 15, 2007. The Company has determined that adoption of SFAS 157 will not have an effect on the accompanying financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Thus, it will be applicable to the Company's June 30, 2008 10K filing.

In September 2007 the Financial Accounting Standards Board issued SFAS 141r, Business Combinations. It is a revision to the FASB's Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and will effect how companies approach financial planning and reporting around business combinations. SFAS 141r requires recognition for in-process R&D as assets at fair value; transaction cost to be expensed, contingent consideration to be measured at fair value; reacquired assets to be recorded as identifiable intangible asset; assets held for sale to be measured at fair value; and contingencies to be recognized at fair value. The Company has determined that the adoption of SFAS 141r will require it to analyze additional aspects in future potential acquisitions and possibly incur additional expense. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Thus, this standard will affect the Company's June 30, 2009 10K filing.

In July 2006 the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 in fiscal 2007.

In December 2007 the Financial Accounting Standards Board issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. It requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. Further, it requires that the amount of consolidated net income attributable to the parent be clearly identified, accounted for consistently, and that changes of interests be disclosed. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 160 will have on its operating income or net earnings.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the years ended June 30, 2007 and 2006. There were no options or warrants issued in 2007 or 2006.


NOTE 2 - BROADCAST LICENSE

The Company entered into a capital lease agreement for television station
KSSY located in Arroyo Grande, California, which is located in central California. The lease agreement, which was for a period of three years, required the Company to pay the lessor approximately $4,167 per month - resulting in an annual payment of $50,000. At the end of the third year, when the Company's payments totalled $150,000, title was transferred to the Company for a 95% interest in the television station. The lease agreement also included a provision that if the lessor was prohibited by the Federal Communications Commission to transfer ownership to the Company, the Company had the right to lease the television station for an additional ninety-nine years at a rate of $1 per year. The Company had the right to pay off the total balance of the lease at any time, and no penalty was to be imposed.

Under the terms of the lease, the Company was responsible for total management of the station. It had total control over the programming aired on the station, any and all contractual arrangements and it was the sole recipient of any revenue generated by the station. Since the Company planned to completely change the programming content, customer base, overall format and management of the television station, the only asset of value obtained by the Company as a result of this transaction was the station's broadcasting license.

For accounting purposes, the capital lease and broadcasting license had been recorded on the books of the Company at the present value of the future lease payments (totaling $130,000). The broadcasting license was considered to be an intangible asset with an indefinite life under SFAS No. 142. Under SFAS No. 142, this asset was subject to impairment tests at least annually. Revenues and expenses of the television station were recognized by the Company on an ongoing basis from the date of the agreement, along with a minority interest representing the ownership retained in the television station by the seller.

The lease period ended in August 2006. However, the 95% ownership was not transferred to the Company name because the Company was in arrears with payments. As of June 30, 2007, the Company had not made the required lease related payments and was $104,791 in arrears. In July 2007, a dispute regarding ownership arose when the Company discovered that the owner had violated the lease-purchase contract by selling the broadcast license to another entity. As of June 30, 2007, the Company wrote off the KSSY license by recording $130,000 of impairment. The Company made a settlement offer whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. In May 2008 the Company extinguished the $104,791 debt associated with the license as part of the settlement agreement.


NOTE 3 - PROGRAMMING RIGHTS

During the year ended June 30, 2007 and 2006, production costs were $0 and $19,000, respectively. At June 30, 2007 cumulative production costs totaled $82,775.

An agreement exists between Eclectic, The Four Tops, and Lee Tofanelli & Associates (the production company), whereby each of the three entities share one third of the revenue generated from the exploitation of "From The Heart:
The Four Tops 50th Anniversary and Celebration" after Eclectic and the other parties recoup all of their production expenses. In addition, Eclectic has sold 50% of its 1/3 interest in the Four Tops Television Special for $500,000, which has been recorded as a reimbursement of capitalized programming rights as the agreement requires the third-party investor to be reimbursed for this investment as part of Eclectic's production expenses before recoupment. However, Eclectic retains ownership of all rights. Eclectic originally capitalized $300,000 of programming costs related to this program. In April 2006, $195,000 was received for recoupment of production expenses and the Company reduced the carrying cost of the asset to $105,000. In June 2006, the Company impaired the remaining asset balance of $105,000, which has been recorded in the accompanying statement of operations for the year ended June 30, 2006.

OMNI has purchased various programming rights assets totaling $83,030 as of June 30, 2007.

For the year ended June 30, 2007 and 2006, the Company recorded amortization expense of $2,000 and $29,211, respectively, related to its programming rights.


NOTE 4 - FILM LIBRARY

The Company has purchased various film property assets totaling $532,300 as of June 30, 2007.

In January 2004, the Company acquired the name and film library of All Sports Television Network ("ASTN") in exchange for ASTN's outstanding payable to the Company of $79,200. The Company began amortizing this library over its estimated useful life of 10 years in April 2004.

In February 2005, the Company purchased 200 "extreme sports" film titles from Crawford Communications. The Company recorded a $3,900 increase in film library and a corresponding increase in Film Library.

In September 2005, the Company purchased 550 film titles from Indie Vision Films, Inc. as payment for purchased advertising time. The Company recorded a $275,000 increase in film library and a corresponding increase in deferred revenues, as the advertisements will be broadcast over future months. The Company amortizes the film library titles over its estimated useful life of 10 years.

In April 2007, the Company purchased an interest in the Four Tops 50th Anniversary Special for 50,000 shares at $1.20 per share and 250,000 shares at $0.60 per share. The Company recorded a $60,000 increase in film library in April and an additional $150,000 increase in July 2007. Thus, a $210,000 increase to film property and a corresponding credit to common stock was recorded. The property will be amortized over its estimated useful life of 10 years.

In June 2007, the Company acquired 200 film titles from Indie Vision Films, Inc. for 138,000 shares of Company stock. The Company recorded a $124,200 increase in film library and credit to common stock. The Company amortizes the film library titles over its estimated useful life of 10 years.

During the year ended June 30, 2007 and 2006, the Company recorded amortization expense of $72,655 and $57,805, respectively, related to its film library.


NOTE 5 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of December 31, 2007 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by November 2009.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has negotiated payment settlements for its office facilities, satellite uplink services, master control equipment non-cancelable operating leases and capital lease of the KSSY broadcast license.

As of June 30, 2007, the Company had accounts payable of $84,032 in arrears relating to its office lease. As a result the lease has been terminated. The Company is utilizing temporary facilities in a different office suite located in the same building. The Company expects to resolve its issues with the landlord by September 30, 2009.

As of June 30, 2007, the Company had account payables of $141,000 in arrears relating to its satellite uplink lease. The Company agreed to a stipulated judgment to repay the debt by December 31, 2007. Monthly cash payments of $15,000, $10,000 and $10,000 were made in accordance with the agreement in June, July and August of 2007, respectively. The $10,000 payments for September, October and November were not made. In September 2008 the Company agreed to a $62,500 payoff amount when a $50,000 payment was made followed by the $12,500 final payment. Thus, this debt has been fully paid.

As of June 30, 2007, the Company had account payables of $49,396 in arrears relating to its General Electric master equipment lease. The company as agreed to a stipulated judgment and expects to pay off the lease obligation by December 31, 2009.

As of June 30, 2007, the Company had account payables of $104,791, including $68,638 lease payments, $24,172 of late fees and 11,981 of tower fees, in arrears relating to its KSSY television station lease. In July 2007, a dispute regarding ownership arose when the Company discovered that the Owner had violated the lease-purchase contract by selling the broadcast license to another company. As of June 30, 2007, the company has written off the KSSY license by recording a $130,000 impairment. In May 2008 the Company settled the dispute whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. Thus, the entire $104,791 of debt was extinguished.

The Company recognized total expenses of approximately $0 and $330,400 under these commitments during fiscal 2007 and 2006, respectively.


Revenue Sharing Agreement

On March 15, 2005, the Company entered into a revenue sharing agreement with 3 Alliance Enterprise, Inc. for the broadcast rights of the "Fun" children's program beginning April 15, 2005 through April 30, 2007. All advertising and sponsorship revenues will be shared equally (50/50) between the two parties. As of June 30, 2007, no revenues had been realized from this agreement and the agreement has expired.


Litigation

In April 2006 OBN filed suit in California against Firestone Communications, its satellite uplink provider claiming the "force majeure" clause in the contract. Firestone filed suit against the Company in Texas for $141,000 claiming non-payment lease amount. Both parties have agreed to $141,000 as the payoff amount and to hold off pursuing the lawsuits, in anticipation of the Company's receipt of investment funds. Monthly cash payments of $15,000, $10,000 and $10,000 were made in accordance with the agreement in June, July and August of 2007, respectively. However, the Company failed to make subsequent payments. In September 2008, a settlement agreement for $62,500 was reached. The Company made $50,000 and $12,500 payments. Thus, this debt has been fully paid.

In May 2006 WellGo, Inc. filed suit in Texas against the Company claiming breach of contract when the Company gave DVD/CD distribution rights for its Four Tops production to another company. Based on the contract, which was written by WellGo, any lawsuits must be filed in California. Furthermore, the contract clearly states that the Company, at their election, may provide a replacement property or cancel the agreement. The Company agreed to a $17,500 settlement and began making payments. In June 2007, the Company made its final payment by issuing 15,000 shares valued at $0.90 per share. Thus, this debt has been paid in full.

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $49,396. Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by September 30, 2009.

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


NOTE 7 - INCOME TAXES

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30, 2007 and 2006:


                                                   2007             2006
                                               -----------      ------------
Tax benefit at statutory rates                $   (180,136)      $ (342,000)
Difference resulting from:
    State taxes                                   (135,683)         (61,000)
    Changes in valuation allowance                 317,181          404,890
                                                -----------       ----------
                                              $      1,362        $   1,890
                                                ===========       ==========

The valuation allowance increased by $317,181 and $404,890 during the years ended June 30, 2007 and 2006, respectively. No current provision for income taxes, other than California minimum taxes, is required for the years ended June 30, 2007 and 2006 since the Company incurred taxable losses during both years.

Net deferred income taxes are as follows as of June 30, 2007 and 2006:

                                                    2007            2006
                                               -----------     ------------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 3,050,806      $ 2,592,466
   Reserves and accruals                           (42,500)          98,659
                                                ----------       ----------
      Total deferred tax assets                  3,008,306        2,691,125

   Less valuation allowance                     (3,008,306)      (2,691,125)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $9,000,000 in Federal and California State net operating loss carryforwards as of June 30, 2007, which, if not utilized, expires through 2027 and 2017, respectively.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2007.


NOTE 8 - NOTES PAYABLE

At June 30, 2007 and 2006, the Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 and $91,910 was advanced to the Company during the years ended June 30, 2007 and 2006, respectively. The principal and interest is due and payable on demand. As of June 30, 2007 and 2006, the accrued interest on these notes totaled $57,670 and $35,674, respectively.

At June 30, 2007 and 2006, the Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2007 and 2006, the accrued interest on this note totaled $2,100 and $1,750, respectively.

The Company has short-term loans with its executives for a total of $19,598 and $30,663 at June 30, 2007 and 2006, respectively. A total of $12,157 and $5,350 was repaid to the executives during the year ended June 30, 2007 and 2006, respectively. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2007 and 2006 was $22,345 and $20,816, respectively.

At June 30, 2007 and 2006, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of June 30, 2007 and 2006, the accrued interest on the note totaled $2,292 and $1,792, respectively.

As of June 30, 2007 and 2006, the Company has short-term loans with third parties for a total of $2,500 and $12,500, respectively. The loans have no interest rate and are payable upon demand.

On July 29, 2004, the Company entered into a loan agreement to borrow $62,732, which net of fees, resulted in net proceeds of $61,875. The loan was secured by 5,000 shares of the Company's common stock and was payable on July 28, 2007 and accrued interest at prime plus 4.00%. Accrued interest on the note totaled $7,811 as of June 30, 2006. In January 2007, the Company extinguished $73,243 of debt and accrued interest as a result of a default on a loan whereupon the creditor kept 5,000 shares that were being held as collateral. Accrued interest on the note totaled $11,368 at the time of extinguishment.

On October 6, 2004, the Company entered into a loan agreement to borrow $55,676 which, net of fees, resulted in net proceeds of $53,025. The loan was secured by 15,000 shares of the Company's common stock and was payable on September 24, 2007 plus interest at prime plus 1%. Accrued interest on the note totaled $5,889 as of June 30, 2006. In January 2007, the Company extinguished $61,167 of debt and accrued interest as a result of a default on a loan whereupon the creditor kept 5,000 shares that were being held as collateral. Accrued interest at time of extinguishment totaled $8,142.

In April 2007 a total of $266,530 of accrued salary was reclassified as notes payable when a Company executive's employment terminated. The note has no interest rate is payable upon demand. All applicable employer payroll taxes are reflected on the Company's books as an accrued liability.

For the year ended June 30, 2007 and 2006, the interest expense on all non-related notes payable totaled $6,312 and $19,736, respectively.


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2007, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------
In April 2007 the Company implemented a 1:10 reverse stock split. There was no change to the par value. A $15,937 adjustment to Paid in Capital was recorded. Prior period share amounts have been adjusted to ensure comparability after the Board approved 10:1 reverse stock split became effective in April 2007. All shareholders of record on March 31 2007 had their shares reduced by a factor of ten. Thus, the 17,771,904 shares outstanding at March 31, 2007 were reduced to 1,777,190 as result of the reverse stock split.


In April 2007, a total of 675,000 shares were issued to executives for "hardship compensation" because the executives had been working without paid salaries for past four years. The market price of the shares was $1.20 at the time of issuance. The shares were placed in the Company's Non-Qualified Deferred Compensation Plan. The shares will be available to the executives after May 2011.

During the fiscal year ending June 30, 2007 a total of 1,236,000 shares at amounts ranging from $0.33 to $2.00 per share (based on the closing price on the respective grant date) were issued to third parties and executives for various services valued at $1,297,900.

During the fiscal year ending June 30, 2007 a total of 138,333 shares at amounts ranging from $0.33 to $2.07 per share (based on the closing price on the respective grant date) were issued for a total of $105,356 cash.

During the fiscal year ending June 30, 2007 a total of 853,024 shares at amounts ranging from $1.00 to $1.50 per share were issued to convert deferred salaries of $1,250,039 in accordance with a Board approved resolution.

During the fiscal year ending June 30, 2007 a total of 27,920 shares at amounts ranging from $0.75 to $1.00 per share (based on the closing price on the respective grant date) were issued to extinguish a debt of $106,431, resulting in a $77,431 gain on debt settlement, which is recorded in other income in the accompanying statement of operations.

During the fiscal year ending June 30, 2007 a total of 204,500 shares at amounts ranging from $0.90 to $1.20 per share (based on the closing price on the respective grand dates) were issued to third parties purchase intellectual film titles valued at $204,000.

During the year ended June 30, 2006, a total of 1,600 shares at amounts ranging from $2.50 to $6.00 per share (based on the closing price on the respective grant date) were granted in lieu of $6,100 of KSSY lease payments. A total of 8,000 shares at $2.00 to $3.50 per share (based on the closing price on the respective grant date) were third parties for various services valued at $19,100. A total of 6,000 shares at $6.00 per share (based on the closing price on the respective grant date) were issued for satellite uplink services valued at $36,000. A total of 20,000 shares at $10.00 per share were issued to convert deferred salaries of $200,000 in accordance with a Board-approved resolution. A total of 25,000 shares at $6.00 per share (based on the closing price on the respective grant date) were issued to extinguish a debt of $237,000, resulting in an $87,000 gain on debt settlement, which is recorded in other income in the accompanying statement of operations.


NOTE 10 - STOCK OPTIONS

In May 2003, the Company established the OBN Holdings, Inc. 2003 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 60,000 options to purchase the Company's common stock at prices no less than fair market value (as determined by the Board of Directors) at the date of grant. Options granted under the Plan will be exercisable over a period of ten years from the date of the grant. These options will vest on a pro rata basis over the term of the options. At the end of the term of the options or upon termination of employment, outstanding options will be cancelled. As of June 30, 2007, no options have been granted under the Plan.

On March 31, 2003, the Company committed to issue warrants to purchase 100,000 shares of common stock to various investors and employees. Each warrant entitles the holder thereof to purchase one share of common stock at a price per share of $40.00 beginning 180 days following the effectiveness of the Company's registration statement and ending on August 25, 2006. Each unexercised warrant is redeemable by the Company at a redemption price of $0.01 per warrant at any time, upon 30 days written notice to holders thereof, if (a) the Company's common stock is traded on NASDAQ or listed on an exchange and (b) the market price (defined as the average closing bid price for twenty (20) consecutive trading days) equals or exceed 120% of the $40.00 per share exercise price. No expense was recorded for the issuance of these warrants as the warrants (1) were issued to new investors in connection with fundraising activities or (2) had no intrinsic value under APB 25 for those warrants granted to employees (since the warrant exercise price was higher than the estimated fair value of the common stock on the date of grant). As of June 30, 2007 no warrants had been exercised and there were no warrants outstanding.


NOTE 11 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                                  For the Year Ended
                                            ------------------------------
                                               June 30,         June 30,
                                                 2007             2006
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($2,239,282)     ($1,006,728)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      1,419,519          655,951

Net loss available to common
   stockholders per common share                 ($1.58)          ($1.53)




NOTE 12 - RELATED PARTY TRANSACTIONS

See Note 8 for information related to the Company's related party notes payable.

In December 2006, the Company created a Non-Qualified Deferred Compensation Plan ("the Plan"). The accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company's common stock at a price of $1.50 per share, which totaled 205,790 shares; 268,543 shares; and 253,036 shares, respectively. The common stock is being held by the Company in the Plan. Access to the shares is prohibited for a period of not less than thirteen (13) months from the time of deferral. At the time of participation, the participants were required to specify when the stock would be distributed, which varies per participant. The value of the shares on the conversion date was $0.80 per share. The resulting gain on extinguishment of the liability of $509,158 was recorded in additional paid in capital due to the related-party nature of the transaction.

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

In April 2007, the Board of Directors approved a resolution to grant special hardship compensation to executives for working without salaries for the past four years. In April 2007 a total of 675,000 shares valued at $1.20 per share were issued to three executives. The shares are being held in a deferred compensation plan.

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


NOTE 13 - SUBSEQUENT EVENTS

In July, 2007 a total of 100,000 shares valued at $100,000 ($1.00 per share) was issued for a deposit on the acquisition of an intelligent traffic system technology license.

In July 2007 the Company issued a total of 250,000 shares of stock (valued at $0.60 per share) as part of the April 2007 agreement to purchase the interest in the Four Tops 50th Anniversary Special program. The Company will record additional intellectual assets of $150,000 as a result of this transaction.

In July 2007 a total of 6,000 shares (valued at $0.60) were issued as payment for a $5,500 accounts payable to the KSSY engineer. The Company will record a $1,900 gain on debt extinguishment as a result of this transaction.

In July 2007 the Company initiated the process for opening a Hong Kong office and hired a resident agent to coordinate activities in China. A total of five (5) shares (valued at $1.00 per share) of stock were issued to the agent for services rendered. The office was officially opened in November 2007.

In July 2007 a total of 1,207,944 shares were issued (valued at $0.60 per share) as subscription receivables to a Consultant firm that is assisting the Company implement its acquisition strategy. The consultant is considered a related party. The consultant will pay for the stock by cash payments or services in the future.

In January 2008, the Company purchased 200 film titles from Angelica Films for 50,000 shares of stock at $0.51 per share. The film library asset valued at $25,500 was recorded. The asset will be amortized on a 10 year period.

In February 2008 the Company broadband internet broadcasting revenue sharing agreement with TVU Networks, Inc. for an internet channel so that it can broadcast its films titles. TVU will handle all the advertising sales and manage the broadcast platform operations. The Company will provide the programming content and developing the broadcast schedules. Revenue will be shared on a 60/40 basis, where the Company receives 60% of revenues.

In February 2008 the Company acquired the exclusive North American rights to the Lutong Tech intelligent traffic systems patents for a seventy year period in exchange for 1,750,000 shares of stock valued at $1.00 each share and $130,000 cash. The license valued at $1,880,000 was recorded as an intellectual property asset.

In February 2008 the Company acquired the exclusive North American rights to the Chinese proprietary process that allows "unrecyclable" plastics to be converted into reusable plastic pellets for a seventy year period in exchange for 2,894,781 shares valued at $1.00 each, including 2,250,000 to the Chinese recycler, 644,781 for broker services. The license valued at $2,894,781 was recorded as an intellectual property asset.

In February 2008 a total of 3,000 shares valued at $1,500 ($0.50 per share) were issued to retire a debt to an individual.

In February 2008 a total of 48,125 shares valued at $24,700 ($0.51 per share) were issued to purchase a film library from Indie Vision Films.

In May 2008, the Company signed a settlement agreement with the KSSY license owner whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. Therefore, a gain from extinguishment of outstanding accounts payables that totaled $104,791 will be recorded during the quarter ending June 30, 2008.

In May 2008 a total of 5,000 shares valued at $3,750 ($0.75 per share) were issued for Chinese consulting services.

In June 2008 the Company acquired Kyodo USA, a pork commodity trading company for 800,000 shares of stock valued at $0.75 per share. Kyodo USA is now a wholly owned subsidiary that trades Mexican pork products to Japan. The subsidiary asset valued at $1,239,125 was recorded and $639,125 extraordinary gain will be recognized during the quarter ending June 30, 2008.

In June 2008 a total of 2,000 shares valued at $1,500 ($0.75 per share) were issued for Japanese website support and translation services.

In October 2008 the Company settled a dispute with Firestone Communications, a satellite uplink provider. The Company paid $62,500 as the negotiated final payment for the $120,000 of accounts payable on the Company's books. Therefore, a $57,500 gain on the extinguishment of debt will be recognized in the quarter ending December 31, 2008.

In October 2008, the Company established OBN Holdings Japan Co, Ltd, a wholly owned subsidiary based in Tokyo, Japan to handle its Japan operations.

In December 2008 the Company directors purchased 16,667 of company stock valued at $0.30 per share for a total purchase price of $5,000.

In December 2008 Company executives converted $200,000 of accrued salary into 666,667 shares of OBNI shares at the $0.30 per share market rate. The shares are being held in the Company's deferred compensation plan.

In December 2008 a total of 4,343 shares were issued as broker fees. The market per share price was $0.30 at the time. Therefore, $1,303 of expense will be recorded during the quarter ending December 31, 2008.

In December 2008 a total of 5,600,000 shares were issued to executives as bonus compensation for meeting and exceeding established performance goals during the 2007-08 fiscal year. The market price was $0.30 at the time of authorization. Therefore, a $1,680,000 compensation expense will be recorded for the quarter ending December 31, 2008. The shares are being held in the deferred compensation plan.

During the quarter ending December 31, 2008 a total of 31,667 shares valued at $0.30 per share were issued to raise $9,500.00 of cash.

During the quarter ending December 31, 2008 a total of 4,343 shares valued at $0.30 per share were issued to pay for $1,303 of broker fees.

In February 2009 the Company issued 80,000 shares valued at $0.30 per share to pay $24,000 for investor relations services.

During the quarter ending March 31, 2009 a total of 190,000 shares valued between $0.20 to $0.29 per share were issued to raise $43,940.00 of cash.


ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.


ITEM 9A. Disclosure Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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




                                PART III

ITEM 10. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(A) of the Exchange Act

The following table sets forth the name and age of each director, the year he (she) was first elected a director and his (her) position(s) with OBN Holdings, Inc.

Name                   Age     Year Elected       Position
-----------------      ---     ------------     --------------------
Roger Neal Smith        56         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     56         2002         CFO
Anita L. DeFrantz       55         2003         Director
Barry Allen             68         2003         Director
Christine Ohama         52         2004         Director
Peter Lindhout          54         2007         Director
Alan Pemberton          52         2007         Director

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

Peter Lindout. Mr. Lindhout began serving on the Board in April 2007. He is the President & co-founder of Qualico Capital Corp., an Investment Banking firm based in Vancouver, British Columbia, with offices in Toronto, Hong Kong, Curasel, and Frankfurt. The Company manages a fund of $30,000,000 Euro. He is also Managing Partner of the Qualico Group of Companies, a subsidiary of Qualico Capital that facilitates market awareness and increasing exposure for public companies. Mr. Lindhout's role in Business Development has aided in the successful increase of shareholder equity for many a client company and has been instrumental in providing advice in successful asset management.

Alan Pemberton. Mr. Pemberton began serving on the Board in July 2007. He is currently a member of the Board of Directors of PBC, Inc., and an advisor to the Trustee of NewMar, Inc. His responsibilities include financial and systems review, capital expenditures, compensation approval, mentoring of management, and coordination of appraisals and asset disposition. He served as the Executive Vice President, Regional Vice President of Cenveo, Inc., and President of the Anderson Lithograph Division. Mr. Pemberton served as Vice President of Finance and Treasurer of Anderson Lithograph where he was responsible for all finance and accounting, credit, human resources and information systems. Mr. Pemberton served as a Senior Audit Manager for Ernst and Young.



Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2007, there were four meetings of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors has yet to establish the compensation, audit and governance committees.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2007 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

Code of Ethics for Financial Professionals

The Company has adopted a Code of Ethics for Financial Professionals. The Code of Ethics has been posted and may be viewed on our website at: http://www.obnholdings.com


ITEM 11.  Executive Compensation

Deferred Compensation to Executive Officers.

In April 2007, the Board of Directors approved a resolution that granted executives 675,000 shares for "hardship compensation" because the executives had been working without paid salaries for past four years. The market price of the shares was $1.20 at the time of issuance. The shares were placed in the Company's Non-Qualified Deferred Compensation Plan. The shares will be available to the executives after May 2011.


Cash Compensation of Executive Officers. The following table sets forth the total compensation earned by the Chief Executive Officer and all other executive officers that earned in excess of $100,000 per annum during any of our last three fiscal years. A portion of salaries to executives have been converted to stock which are being held in the Company's deferred compensation plan; the remainder of the salaries continues to accrue. Accrued salaries will be paid as monies become available.

                    Annual Compensation              Long-Term
                                                    Compensation
                                           Other   Common Shares
Name and        6/30                      Awards     Underlying   All Other
Position        Year                    Compensation  Warrants  Compensation
                End  Salary($)  Bonus($)     ($)      Granted(#)     ($)

Roger Smith     2007  $150,000     -0-    360,000*       -0-         -0-
President       2006  $150,000     -0-       -0-         -0-         -0-
and CEO         2005  $125,000     -0-       -0-         -0-       25,000**

Larry Taylor    2007  $150,000     -0-    270,000*       -0-         -0-
CFO             2006  $150,000     -0-       -0-         -0-         -0-
                2005  $115,000     -0-       -0-         -0-         -0-

Donald Wilson   2007  $150,000     -0-    180,000*       -0-         -0-
President       2006  $150,000     -0-       -0-         -0-         -0-
Eclectic        2005  $115,000     -0-       -0-         -0-         -0-

  * Value of hardship shares awarded to executives who have had their salaries accrued for the past five years.

  ** Accrued salary converted to Company stock at price of $1.00 per share

No options or warrants were exercised or granted in fiscal 2007.


Aggregated Warrant/SAR Exercises and Fiscal Year-End Warrant/SAR Value Table

All warrants/SAR expired in August 2006. There are no warrants/SAR pending at this time.


Director Compensation

Board members have been compensated include:

                         Amount           Date
                       ----------      -----------
Anital DeFrantz           $5,000       March, 2007
Barry Allen               $5,000       March, 2007
Christine Ohama           $5,000       March, 2007
Dennis Severson           $5,000       March, 2007


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock at March 31, 2009 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                       Number of
Name and Address of                      Shares
Beneficial Owner (1)                     Owned           Percent      Notes
---------------------                 ------------      ---------    -------

Roger N. Smith (Director and Officer)   4,213,067         23.17%

Larry Taylor (Director and Officer)     3,078,125         16.93%

Jia Lao                                 2,250,000         12.37%

Qualico Capital LLP                     1,616,277          8.89%       (2)

Qing Wu                                 1,300,000          7.15%

Takeo Suzuki (Executive)                  810,500          4.46%

Donald Wilson (Executive)                 516,645          2.84%

Anita L. DeFrantz (Director)               21,667            *

Barry Allen (Director)                      5,000            *

Christine Ohama (Director)                  5,000            *

Peter Lindhout (Director)                       0            *

Alan Pemberton (Director)                       0            *


All Directors and Officers
   as a Group (9 Persons)              10,266,281         56.29%
_____________
* Less than 1%

(1) Unless otherwise indicated, the address of the beneficial owner is c/o OBN Holdings, Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

(2) Shares paid to Canadian investment banking firm for assistance with implementation of the Company's acquisition strategy.



ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence

The Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 and $91,910 was advanced to the Company during the years ended June 30, 2007 and 2006, respectively. The principal and interest is due and payable on demand. As of June 30, 2007, the accrued interest on these notes totaled $57,669.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at June 30, 2007. The note has no set maturity date, and is payable upon demand. As of June 30, 2007, the accrued interest on this note totaled $2,100.

The Company has short-term loans with its executives for a total of $19,598 at June 30, 2007. During the year ended June 30, 2007 a total of $12,157 was repaid to the executives. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2007 and 2006 was $22,345 and $20,816, respectively.

In December 2005 the Board of Directors approved a resolution to allow executives to convert all but $50,000 of each of their deferred salaries into shares of OBN stock during a six month period beginning January 1, 2006. The conversion rate was set at $10.00 per share, which was above the closing price on the date of the resolution. The conversion period ended June 30, 2006. In March, 2006 a total of $200,000 of deferred salaries was converted into 20,000 of OBN shares.

In December 2006, accrued salaries and salary-related deductions for Roger Smith, CEO of the Company, totaling $308,685, Larry Taylor, CFO of the Company, totaling $402,815 and Donald Wilson, Senior Vice President of the Company, totaling $379,553, were converted from debt into the Company's common stock at a price of $1.50 per share, which totaled 205,790 shares; 268,543 shares; and 253,036 shares, respectively. The value of the shares on the conversion date was $0.80 per share. The resulting gain on extinguishment of the liability of $509,158 was recorded in additional paid in capital due to the related-party nature of the transaction.

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

In April 2007, the Board of Directors approved a resolution to grant special hardship compensation to executives for working without salaries for the past four years. In April 2007 a total of 675,000 shares valued at $1.20 per share were issued to three executives. The shares are being held in the Company's Non-Qualified Deferred Compensation Plan.

In December 2008 the Company directors purchased 16,667 of company stock valued at $0.30 per share for a total purchase price of $5,000.

In December 2008 Company executives converted $200,000 of accrued salary into 666,667 shares of OBNI shares at the $0.30 per share market rate. The shares are being held in the Company's deferred compensation plan.

In December 2008 a total of 5,600,000 shares were issued to executives as bonus compensation for meeting and exceeding established performance goals during the 2007-08 fiscal year. The market price was $0.30 at the time of authorization. Therefore, a $1,680,000 compensation expense will be recorded for the quarter ending December 31, 2008. The shares are being held in the Company's deferred compensation plan.


ITEM 14.  Principal Accountant Fees and Services

Tarvaran & Askelson Company, LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2007. Corbin & Company, LLP previously audited our financial statements for the years ended June 30, 2006, 2005, 2004 and 2003.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Tarvaran & Askelson Company, LLC for the year ending June 30, 2007 and by Corbin & Company, LLP for the year ended June 30, 2006 were as follows:

                    Services Provided       2007       2006
                 Audit Fees              $ 17,700    $ 45,000
                 Audit Related Fees      $      -    $      -
                 Tax Fees                $      -    $      -
                 All Other Fees          $      -    $      -
                 Total                   $ 17,700    $ 45,000

Audit Fees. The aggregate fees billed for the years ended June 30, 2007 and 2006 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2007 and 2006 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2007 and 2006 for professional services related to tax compliance, tax advice and tax planning.




                                   PART IV

ITEM 15 Exhibits, Financial Statement Schedules

None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: April 30, 2009                        /s/ ROGER N. SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer