Form 10-Q
period 2007-09-30
OBN HOLDINGS
filed 2009-05-13
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                                                 Yes ( )  No (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer( )                  Accelerated filer         ( )
   Non-accelerated filer  ( )                  Smaller reporting company (X)

Indicate by check mark whether the registrant is a shell company (as defined
In Rule 12b-2 of the Exchange Act).                         Yes (  )  No (X)


As of March 31, 2009 the Company had 18,355,086 shares of its $.001 par value common stock issued and outstanding.








TABLE OF CONTENTS




PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements

         Consolidated Balance Sheets at September 30, 2007 (Unaudited)
           and June 30, 2007                                              1

          Consolidated Statement of Operations (Unaudited) for the
           Three Month Periods Ended September 30, 2007 and 2006          3

          Consolidated Statement of Cash Flows (Unaudited) for the
           Three Month Periods Ended September 30, 2007 and 2006          4

          Notes to Unaudited Consolidated Financial Statements            6

ITEM 2.   Management's Discussion and Analysis OF Financial Position
             and Results of Operations                                   17

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk     22

ITEM 4.   Controls and Procedures                                        22


PART II   OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              25

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds    25

ITEM 3.   Default upon Senior Securities                                 25

ITEM 4.   Submission of Matters to Vote of Securities Holders            25

ITEM 5.   Other Information                                              26

Item 6.   Exhibits                                                       26





PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS

                                                   September 30     June 30,
                                                       2007           2007
                                                   (Unaudited)
                                                   ------------   -----------
ASSETS
Current assets:
Cash and cash equivalents                           $    2,116    $    19,919
Subscription receivables                               644,781             --
                                                   -----------    -----------
         Total current assets                          646,897         19,919

Fixed assets, net of accumulated depreciation
   of $47,955 and $42,881, respectively                 15,434         20,508
Programming rights, net of accumulated amortization
   of $96,692 and $96,192, respectively                 69,613         69,613
Film library, net of accumulated amortization
   of $185,527 and $156,160, respectively              506,773        386,140
Other intellectual properties, net of accumulated
   Depreciation of $3,300 and $1,650, respectively      16,500         18,150
Other tangible assets                                   71,500         71,250
Deposits                                               130,000             --
                                                    -----------   -----------
       Total assets                                 $1,455,967    $   585,580
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                   $  391,394   $   416,894
  Accrued payroll and related                           290,638       196,466
  Deferred revenue                                      125,000       125,000
  Capital lease obligations                              49,396        49,396
  Programming rights payable                             80,030        80,030
  Notes and accrued interest payable                    275,947       276,322
  Notes and accrued interest payable related parties    515,632       522,778
                                                     ----------   -----------
       Total current liabilities                      1,728,037     1,666,886
                                                     ----------   -----------
Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                       ---            ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 5,376,106 and 3,812,157 shares
    issued and outstanding                                5,376         3,812
  Additional paid-in capital                          8,864,645     7,887,841
  Accumulated deficit                                (9,142,091)   (8,972,959)
                                                     ----------    ----------
       Total stockholders' deficit                     (272,070)   (1,081,306)
                                                     ----------    ----------

       Total liabilities and stockholders' equity   $ 1,455,967    $  585,580
                                                    ===========    ==========

    See accompanying notes to consolidated financial statements.

                              OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              ------------------------------
                                                  2007            2006
                                              -------------    -------------
                                                Unaudited        Unaudited
Revenue, net of affiliate costs              $         -        $       -

Cost of sales                                          -             4,155
                                              ------------     ------------

  Gross profit (loss)                                  -            (4,155)

Operating expenses:
   General and administrative                     165,955          135,727
                                              ------------     ------------

Loss from operations                             (165,955)        (138,882)
                                              ------------     ------------


Other income (expense):
  Other income                                      2,534              160
  Interest expense                                 (5,711)          (8,692)
                                              ------------     ------------

     Total other income (expense), net             (3,177)          (8,532)
                                              ------------     ------------


Loss before income taxes                         (169,132)        (148,414)

Income taxes                                           -               -
                                              ------------     ------------


  Net loss                                      ($169,132)       ($148,414)
                                              ============     ============


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                     ($0.04)          ($0.22)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    4,104,717          677,380
                                             ============      ============

See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -------------------------
                                                      2007          2006
                                                   ----------     ----------
                                                    Unaudited     Unaudited
Cash flows from operating activities:
   Net loss                                          ($169,132)    ($148,414)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                       (2,534)            --
       Depreciation and amortization                    36,591        23,663
       Shares issued for services                            3            --
       Changes in operating assets and liabilities:
          Accounts receivable, net                          --            --
          Accounts payable and accrued expenses         74,805       124,130
                                                    -----------   ----------
            Net cash used in operating activities      (60,267)         (621)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                           (130,000)           --
                                                    -----------   ----------
    Net cash used in investing activities             (130,000)           --
                                                    -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs       125            --
  Proceeds from notes payable to related parties        18,587            50
  Repayments on notes payable                             (500)           --
  Repayments on notes payable to related parties       (25,733)           --
  Proceeds from issuance of common stock               179,985            --
                                                    -----------   ----------
      Net cash provided by financing activities        172,464            50
                                                    -----------   ----------
Net change in cash and cash equivalents                (17,803)         (621)

Cash, and cash equivalents, beginning of period         19,919         2,493
                                                    -----------   ----------
Cash, and cash equivalents, end of period              $ 2,116        $1,872
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                $      --     $      --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:

  Purchase of programming rights with common stock   $ 150,000            --
                                                    ===========   ==========
   See accompanying notes to consolidated financial statements.



                             OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 2007 and 2006

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

Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2007.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in entertainment, commodity trading, plastics recycling and intelligent traffic systems industries. Moreover, the Company is internationally diversified with subsidiaries in China, Japan and the United States. As a holding company its primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries growth and development.

The Company was incorporated in Nevada in 2003 as the holding company for Three wholly owned entertainment operating subsidiaries: Omni Broadcasting Network ("OMNI"), Eclectic Entertainment ("Eclectic") and Products On Demand Channel ("POD"). Omni was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired the KSSY television broadcast license. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005. In January 2007 the Company began development of its Film Hook internet broadcasting operations. In October 2007 the OBN Holdings Hong Kong subsidiary was incorporated. In February 2008, the company signed an agreement to broadcast its film and television properties over the broadband internet. In March 2008 the Company entered the plastics recycling industry by acquiring the exclusive North American rights to Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In March 2008 the Company entered the intelligent traffic systems industry by acquiring the exclusive North American rights to Chinese patents that captures video and still pictures of traffic violations real time. In June 2008 the Company acquired Kyodo USA, a commodity trading firm that provides products to Japan from Mexico.


Segment Information Reporting

As of September 30, 2007 management measures the Company's performance in two distinct segments: (1) Broadcasting Operations for which performance is measured by the number of consumer households reached (coverage), program ratings, and the types of advertisers attracted by such coverage and ratings; and (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent. Productions typically require a longer lead-time to determine success.


A summary of the segments for the periods ended September 30, 2007 and 2006 is presented in the tables below:

As of and for three months ended September 30, 2007:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $206,966     $65,284   $2,890,560  ($1,706,843)  $1,455,967
Liabilities        (575,248)   (171,920)    (989,127)       8,258   (1,728,037)
Revenues, net of
affiliate costs          -           -           -            -            -
Costs & expenses*   (23,436)    (16,999)    (131,231)         -       (171,666)
Other income (exp)       -           -         2,534          -          2,534
Net income (loss)  ($23,436)   ($16,999)   ($128,697)         -      ($169,132)


As of and for three months ended September 30, 2006

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $737,858     $291,625  $1,830,508  ($2,361,245)    $498,746
Liabilities      (1,672,236)    (496,710) (1,603,441)     495,992   (3,276,395)
Revenues, net of
affiliate costs         --          --           --          -            --
Costs & expenses*   (31,805)     (18,232)    (98,537)        -        (148,574)
Other income (exp)     (260)        --           420         -             160
Net loss           ($32,065)   ($18,232)    ($98,117)        -       ($148,414)

 *Expenses include operating expenses, interest expense and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $0 of outstanding receivables as of September 30, 2007. For the three month periods ended September 30, 2007 and September 30, 2006 there were no sales.




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

Other Long-Lived Assets

The Filmhook internet portal asset is discussed in Note 3. The portal is an indefinite life intellectual property. The property is subject annual impairment analysis.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's Filmhook internet portal) for impairment. The internet portal is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the internet portal that is determined to be impaired. The Company performs impairment testing on its internet portal at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its internet portal existed at September 30, 2007. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment change of $18,092. During the quarter ending June 30, 2007 the Company recorded impairment of $130,000. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long lived assets existed at September 30, 2007. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending September 30, 2007 and 2006, the Company's had no advertising costs.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended September 30, 2007. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2007, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three months ended September 30, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements, but emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The effective date of this standard is for fiscal period beginning after November 15, 2007. The Company has determined that adoption of SFAS 157 will not result in any additional expense as it will not change the Company's current practices.

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

In July 2006 the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes
(SFAS 109). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The Company has adopted of FIN 48 among its current practices.

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

In March 2008 the Financial Accounting Standards Board issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, Thus, this standard will become applicable our December 31, 2008 quarterly filing. The Company is currently evaluating the impact, if any; the adoption of SFAS No. 161 will have on its reporting requirements.


NOTE 3 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of April 30, 2009 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by December 2009.


NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended September 30, 2008 and 2007, there were no production costs, respectively. At September 30, 2007 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2007. Accumulated amortization for these asset totaled $101,292 leaving a $3,837 carry value at September 30, 2007.

For the three months ended September 30, 2007 and 2006, the Company recorded amortization expense of $500 and $500, respectively, related to its programming rights.


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

In April 2007, the Company acquired an additional 15% interest in the Four Tops program for 300,000 shares of stock with average per share value of $0.70. The program is being amortized over its estimate useful life of 10 years.

In June 2007, the Company acquired 460 film titles for 138,000 shares of stock valued at $0.90 per share. The titles are being amortized over its estimate useful life of 10 years.

During the three-month periods ended September 30, 2007 and 2006, the Company recorded amortization expense of $29,367 and $17,905, respectively, related to its film library.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of September 30, 2007, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of September 30, 2007, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

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


NOTE 7 - NOTES PAYABLE

The Company has $110,000 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended September 30, 2007. The principal and interest is due and payable on demand. As of September 30, 2007, the accrued interest on these notes totaled $12,833.

The Company has $329,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended September 30, 2007. The principal and interest is due and payable on demand. As of September 30, 2007, the accrued interest on these notes totaled $50,335.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at September 30, 2007. The note has no set maturity date, and is payable upon demand. As of September 30, 2007, the accrued interest on this note totaled $2,188.

The Company has short-term loans with its executives for a total of $6,866, of which $0 was advanced to the Company during the quarter ended September 30, 2007. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the three months ended September 30, 2007 and 2006 was $5,587 and $5,586, respectively.

At September 30, 2007, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $2,417.

As of September 30, 2007, the Company has short-term loans with third parties for a total of $2,000. The loans have no interest rate and are payable upon demand.

Non-related party interest expense under these notes for the three months ended September 30, 2007 and 2006 was $125 and $3,031, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of September 30, 2007, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
-------------

In July 2007 the Company issued a total of 100,000 shares of stock (valued at $0.60 per share) as payment for consulting services.

In July 2007 the Company issued a total of 250,000 shares of stock (valued at $0.60 per share) as part of the April 2007 agreement to purchase the interest in the Four Tops 50th Anniversary Special program. The Company will record additional intellectual assets of $150,000 as a result of this transaction.

In July 2007 a total of 6,000 shares (valued at $0.60) were issued as payment for a $5,500 accounts payable to the KSSY engineer. The Company recorded a $1,900 gain on debt extinguishment as a result of this transaction.

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


NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2007 and 2006:





Basic and diluted loss per common share is computed as follows:

                                              For The Three Months Ended
                                            ------------------------------
                                             September 30,    September 30,
                                                 2007             2006
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($169,132)       ($148,414)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      4,104,717          677,380

Net loss available to common
   stockholders per common share                ($0.04)          ($0.22)


NOTE 10 - SUBSEQUENT EVENTS

In January 2008, the Company purchased 200 film titles from Angela Films for 50,000 shares of stock at $0.51 per share. The film library asset valued at $25,500 was recorded. The asset will be amortized on a 10 year period.

In February the Company broadband internet broadcasting revenue sharing agreement with TVU Networks, Inc. for an internet channel so that it can broadcast its films titles. TVU will handle all the advertising sales and manage the broadcast platform operations. The Company will provide the programming content and developing the broadcast schedules. Revenue will be shared on a 60/40 basis, where the Company receives 60% of revenues.

In February 2008 the company acquired the exclusive North American rights to the Lutong Tech intelligent traffic systems patents for a seventy year period in exchange for 1,750,000 shares of stock valued at $1.00 each share and $130,000 cash. The license valued at $1,880,000 was recorded as an intellectual property asset.

In February 2008 the Company acquired the exclusive North American rights to the Chinese proprietary process that allows "unrecyclable" plastics to be converted into reusable plastic pellets for a seventy year period in exchange for 2,2894,781 shares valued at $1.00 each, including 2,250,000 to the Chinese recycler, 644,781 for broker services. The license valued at $2,894,781 was recorded as an intellectual property asset.

In May 2008, the Company signed a settlement agreement with the KSSY license owner whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. Therefore, a gain from extinguishment of outstanding accounts payables that totaled $104,791 will be recorded during the quarter ending June 30, 2008.

In June 2008 the Company acquired Kyodo USA, a pork commodity trading company for 800,000 shares of stock valued at $0.75 per share. Kyodo USA is now a wholly owned subsidiary that trades Mexican pork products to Japan. The subsidiary asset valued at $1,239,125 was recorded and $639,125 extraordinary gain was recognized.

In October 2008 the Company settled a dispute with Firestone Communications, a satellite uplink provider. The Company paid $62,500 as the negotiated final payment for the $120,000 of accounts payable on the Company's books. Therefore, a $57,500 gain on the extinguishment of debt will be recognized in the quarter ending December 31, 2008

In October 2008, the Company established OBN Holdings Japan Co, Ltd, a wholly owned subsidiary based in Tokyo, Japan to handle its Japan operations.

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



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITIOIN AND RESULTS OF OPERATIONS

OPERATIONS

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

The Company was incorporated in Nevada in 2003 as the holding company for three wholly owned entertainment operating subsidiaries: Omni Broadcasting Network ("OMNI"), Eclectic Entertainment ("Eclectic") and Products On Demand Channel ("POD"). Omni was incorporated in January 2001 as a television broadcast company. Eclectic Entertainment was incorporated July 2002 as a motion picture and television production company. Products On Demand Channel was incorporated in December 2002 as a broadcast television network specializing in providing airtime to independent producers and companies seeking to market their products on television. In August 2003, the Company acquired the KSSY television broadcast license. In February 2004, OBN acquired the name and program library of All Sports Television Network ("ASTN"), which began broadcast operations as a fourth subsidiary in July 2005. In January 2007 the Company began development of its Film Hook internet broadcasting operations. In October 2007 the OBN Holdings Hong Kong subsidiary was incorporated. In February 2008, the company signed an agreement to broadcast its film and television properties over the broadband internet. In March 2008 the Company entered the plastics recycling industry by acquiring the exclusive North American rights to Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In March 2008 the Company entered the intelligent traffic systems industry by acquiring the exclusive North American rights to Chinese patents that captures video and still pictures of traffic violations real time. In June 2008 the Company acquired Kyodo USA, a commodity trading firm that currently provides product to Japan from Mexico.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three months ended September 30, 2007 and 2006, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2007. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2007-08 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.


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

4) Revenue is recognized from commodity trading operations after the order is received and the Company invoices the customer. At that time the items have been already purchased from our supplier and are on their way to the customer. Similarly, revenue generated from plastic raw material sales is recognized when the customer is invoiced.

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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $0 for the three-month periods ended September 30, 2007 and 2006. No revenues were generated because the Company's broadcast networks were off the air during the periods. There were no programs broadcast and no advertising revenue recognized during the period. Furthermore, there were no sales generated from the corporate leased TV station during the three-month periods ended September 30, 2007 and 2006, respectively.

Expenses incurred during the three-month period ended September 30, 2007 totaled $171,667 as compared to $148,574 for the three-month period ended September 30, 2006. Other income/expenses for the three-month period ended September 30, 2007 was income of $2,534. Changes in interest expense and tax expense are insignificant. The net loss for the three-month period ended September 30, 2007 was $169,133 as compared to a net loss of $148,414 for the three-month period ended September 30, 2006.

Results of operations for the three-month periods ended September 30, 2007
and 2006 are detailed in the charts below.   Included are the revenues,
expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for three months ended September 30, 2007:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $206,966     $65,284   $2,890,560  ($1,706,843)  $1,455,967
Liabilities        (575,248)   (171,920)    (989,127)       8,258   (1,728,037)
Revenues, net of
affiliate costs          -           -           -            -            -
Costs & expenses*   (23,436)    (16,999)    (131,231)         -       (171,666)
Other income (exp)       -           -         2,534          -          2,534
Net income (loss)  ($23,436)   ($16,999)   ($128,697)         -      ($169,132)



As of and for three months ended September 30, 2006

                 Broadcasting  Production  Corporate   Reconciling    Total
                  Operations   Operations                Items

Assets             $737,858     $291,625  $1,830,508  ($2,361,245)    $498,746
Liabilities      (1,672,236)    (496,710) (1,603,441)     495,992   (3,276,395)
Revenues, net of
affiliate costs         --          --           --          -            --
Costs & expenses*   (31,805)     (18,232)    (98,537)        -        (148,574)
Other income (exp)     (260)        --           420         -             160
Net loss           ($32,065)    ($18,232)   ($98,117)        -       ($148,414)

 *Expenses include operating expenses, interest expense and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the three months ended September 30, 2007, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for the same period in 2006 were 0 also. Expenses were $23,436 for the three months ended September 30, 2007 as compared to $31,805 for the three-month period ended September 30, 2006. The net loss for this segment of operations was $23,436 for the three months ended September 30, 2007 as compared to a net loss of $32,065 for the same period in 2006.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2007 as compared to $0 during the same period in 2006. This segment incurred $16,999 of expense during the period compared to $18,232 in 2006. Expenses included $15,624 of accrued salaries. The net loss for this segment was $16,999 for the three months ended September 30, 2007 as compared to a loss of $18,232 for the period in 2006.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended September 30, 2007 as compared to $0 of revenue during the same period of 2006. The expenses incurred by OBN corporate were $131,232 for the three months ended September 30, 2007 as compared with $98,537 in 2006. Expenses for the three-month period ending September 30, 2007 included $75,000 of accrued salary expenses and $21,700 of professional fees. The other income for this period was $2,534 as compared to $420 for the same period in 2006. The net loss for OBN corporate was $128,698 during the period ended September 30, 2007 as compared to a net loss of $98,117 for the same period in 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 the Company's current liabilities of $1,728,037 exceeded current assets of $1,455,967 by $272,070. Approximately 16% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

Management's believes that the acquisition of Kyodo USA in June 2008 addresses any future liquidity issues because of its strong cash flow and cash balances in its bank accounts. In addition, the Company continues to raise additional capital through equity financing sources. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. The Company intends to raise additional funds through a S-1 filing and anticipates implementing its business plan to expand its acquisition and development plans.

The liquidity issues for each segment is addressed below.


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


Commodity Trading Operations
----------------------------

There are no liquidity issues related to the commodity trading operations that were acquired in June 2008 as Kyodo USA has adequate cash flow. In fact, the Company anticipates that some of the excess cash from these operations will support other OBN operations via intercompany transfers.


FORWARD LOOKING STATEMENTS

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable


Item 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as define in Rule 131-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 is routinely conducted.

 (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO")and Chief Financial Officer ("CFO) of the effectiveness of the Company's disclosure" controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were effective. Our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company's (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filing with the SEC, subject to the various limitations on the effectiveness set forth below. Information relating to the Company, required to be disclosed in SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  May 12, 2009          By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer