Form 10-Q
period 2007-12-31
OBN HOLDINGS
filed 2009-05-14
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 2007

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









                              TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements
         Consolidated Balance Sheets at December 31, 2007 (Unaudited)
          and June 30, 2007.                                              1

         Consolidated Statement of Operations (Unaudited) for the
          Six Month Periods Ended December 31, 2007 and 2006              3

         Consolidated Statement of Cash Flows (Unaudited) for the
          Six Month Periods Ended December 31, 2007 and 2006              4

         Notes to Unaudited Consolidated Financial Statements             6

ITEM 2.  Management's Discussion and Analysis or Plan of Operation       16

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk      22

ITEM 4.  Controls and Procedures                                         22


PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               23

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds     23

ITEM 3.  Default upon Senior Securities                                  23

ITEM 4.  Submission of Matters to Vote of Securities Holders             23

ITEM 5.  Other Information                                               23

Item 6.  Exhibits                                                        23












PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          Consolidated Balance Sheets
                                 (Unaudited)

                                                 December 31,     June 30,
                                                    2007            2007
                                                 -----------     ----------
                                                 (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                        $    5,744     $  19,919
  Subscription receivables                            644,781           --
                                                  -----------    ----------
    Total current assets                              650,525        19,919

Fixed assets net of accumulated depreciation
  of $53,029 and $42,881, respectively                 10,359        20,508
Programming rights, net of accumulated amortization
  of $97,192 and $96,192, respectively.                68,613        69,613
Film library, net of accumulated amortization
  of $217,573 and $156,160, respectively.             474,727       386,140
Othe intellectual properties, net of accumulated
  amortization of $4,950 and $1,650                    14,850        18,150
Other intangible assets                                71,250        71,250
Deposits                                              130,000           --
                                                   ----------    ----------
    Total assets                                  $ 1,420,324    $  585,580
                                                   ==========    ==========
LIABILITIES AND STOCKHOLDERS'DEFICIT
Current liabilities:
  Accounts payable                                $   406,194    $  416,894
  Accrued payroll and related                         378,210       196,466
  Deferred revenue                                    125,000       125,000
  Lease obligations                                    49,396        49,396
  Programming rights payable                           80,030        80,030
  Notes and accrued interest payable                  276,072       276,322
  Notes and accrued interest payable to related
    parties                                           516,653       522,778
                                                   ----------     ---------
     Total current liabilities                      1,831,555     1,666,886
Stockholder's deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                      ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 5,849,106 and 3,812,157 shares
    issued and outstanding, respectively.               5,849         3,812
  Additional paid-in-capital                        9,113,652     7,887,841
  Deficit accumulated                              (9,530,732)   (8,972,959)
                                                   ----------    ----------
   Total stockholders' deficit                       (411,231)   (1,081,306)
                                                   ----------    ----------
   Total liabilities and stockholder's deficit    $ 1,420,324    $  585,580
                                                   ==========    ==========

See accompanying notes to unaudited consolidated financial statements



                                OBN Holdings, Inc.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                   For the three months    For the six months
                                    ended December 31,     ended December 31,
                                   --------------------   --------------------
                                      2007       2006        2007       2006
                                   ---------  ---------   ---------  ---------

Revenue, net of affiliate costs    $       0   $      0   $       0  $       0

Cost of sales                              0     (4,155)          0          0
                                   ---------  ---------   ---------  ---------
  Gross (loss) profit                      0     (4,155)          0          0

General and administrative expenses  213,908    173,859     379,864    309,586
                                   ---------  ---------   ---------  ---------
  Loss from operations              (213,908)  (167,704)   (379,864)  (309,586)

Other income (expense)
  Other income                      (169,020)       260    (169,020)       420
  Gain on extinguishment of debt          --         --       2,534         --
  Interest expense                    (5,712)    (8,726)    (11,423)   (17,418)
                                   ---------  ---------   ---------  ---------
    Total other income (expense)    (174,732)    (8,466)   (177,909)   (16,998)

Loss before income taxes            (388,640)  (178,170)   (557,773)  (326,584)

Income taxes                              --         --           --        --
                                   ---------  ---------   ---------  ---------
   Net loss                         (388,640)  (178,170)   (557,773)  (326,584)
                                   =========  =========   =========  =========

Net loss available to common
  Shareholders per common share:

  Basic and diluted net loss per
    common share                      ($0.07)    ($0.25)     ($0.12)    ($0.47)
                                   =========  =========   =========  =========

  Basic and diluted weighted
    Average shares outstanding     5,403,306    725,983   4,526,118    701,682
                                   =========  =========   =========  =========


See accompanying notes to unaudited consolidated financial statements.













                               OBN Holdings, Inc.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      FOR THE SIX MONTHS
                                                       ended December 31,
                                                    ------------------------
                                                       2007          2006
                                                    ----------    ----------
                                                     unaudited      unaudited
Cash flows from operating activities
  Net loss                                            (557,773)     (326,584)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                      75,862        47,286
     Shares issued for services                            637        50,600
     Gain on settlement of debt                         (2,534)           --
     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses           345,564       177,541
                                                    ----------    ----------
        Net cash used in operating activities         (138,244)      (51,157)

Cash flows from investing activities:
  Shares issued to purchase assets                    (130,000)           --
                                                    ----------    ----------
       Net cash used in investing activities          (130,000)           --

Cash flows from financing activities
  Proceeds from notes payable                              250        12,561
  Proceeds from notes payable to related parties        24,174         4,673
  Payments on notes payable                               (500)           --
  Payments on notes payable to related parties         (30,299)           --
  Proceeds from issuance of common stock               260,444        35,356
                                                    ----------    ----------
        Net cash provided by financing activities      254,069        52,590

Net change in cash and cash equivalents                (14,175)        1,415
Cash, and cash equivalents beginning of period          19,919         2,493
                                                    ----------    ----------
Cash, and cash equivalents end of period                 5,744         3,908
                                                    ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Interest                                                 --            --
                                                    ==========    ==========
   Income taxes                                             --            --
                                                    ==========    ==========

Supplemental disclosure of noncash investing and
  financing activities:
   Shares issued to pay off debt                            --    $1,091,053
                                                    ==========    ==========
   Shares issued for intellectual properties          $150,000            --
                                                    ==========    ==========

See accompanying notes to unaudited consolidated financial statements.







                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

Operating results for the six-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2007.


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


A summary of the segments for the periods ended December 31, 2007 and 2006 is presented in the tables below:

As of and for six months ended December 31, 2007:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $183,617     $65,284   $2,882,831  ($1,711,408) $1,420,324
Liabilities        (575,336)   (188,918)  (1,080,124)      12,823  (1,831,555)
Revenues, net of
affiliate costs          -           -           -            -            -
Costs & expenses*   (46,873)    (33,998)    (310,416)         -      (391,287)
Other income (exp)       -           -      (166,486)         -      (166,486)
Net income (loss)  ($46,873)   ($33,998)   ($476,902)         -     ($557,773)


As of and for six months ended December 31, 2006

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets             $714,510   $124,957     $2,212,842 ($2,575,132)    $477,177
Liabilities      (1,683,073)  (514,804)      (935,107)    876,547   (2,256,437)
Revenues, net of
Affiliate cost           --         --             --  (1,698,585)  (1,698,585)
Expenses            (66,251)   (36,325)      (224,428)         --      327,004
Other Inc (exp)          --         --            420          --          420
Net Income (loss)   (66,251)   (36,325)      (224,008)         --     (326,584)

 *Expenses include operating expenses, interest expense and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $0 of outstanding receivables as of December 31, 2007. For the six month periods ended December 31, 2007 and December 31, 2006 there were no sales.





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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's Filmhook internet portal) for impairment. The internet portal is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the internet portal that is determined to be impaired. The Company performs impairment testing on its internet portal at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its internet portal existed at December 31, 2007. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.

Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment change of $18,092. During the quarter ending June 30, 2007 the Company recorded impairment of $130,000. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long lived assets existed at December 31, 2007. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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

Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscriber households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue.

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


Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending December 31, 2007 and 2006, the Company's had no advertising costs.


Stock-Based Compensation

Through September 30, 2007, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended December 31, 2007. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2007, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the six months ended December 31, 2007 and 2006.

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

In March 2008 the Financial Accounting Standards Board issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, Thus, this standard will become applicable our December 31, 2008 quarterly filing. The Company is currently evaluating the impact, if any; the adoption of SFAS No. 161 will have on its reporting requirements

NOTE 3 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of December 31, 2007 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by December 31, 2009.


NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the six-month periods ended December 31, 2008 and 2007, there were no production costs, respectively. At December 31, 2007 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of December 31, 2007. Accumulated amortization for these asset totaled $101,792 leaving a $3,338 carry value at December 31, 2007.

For the six months ended December 31, 2007 and 2006, the Company recorded amortization expense of $1,000 and $1,000, respectively, related to its programming rights.


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

During the six-month periods ended December 31, 2007 and 2006, the Company recorded amortization expense of $61,413 and $35,810, respectively, related to its film library.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2007, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of December 31, 2007, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

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


NOTE 7 - NOTES PAYABLE

The Company has $110,000 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended December 31, 2007. The principal and interest is due and payable on demand. As of December 31, 2007, the accrued interest on these notes totaled $14,208.

The Company has $329,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended December 31, 2007. The principal and interest is due and payable on demand. As of December 31, 2007, the accrued interest on these notes totaled $54,459.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at December 31, 2007. The note has no set maturity date, and is payable upon demand. As of December 31, 2007, the accrued interest on this note totaled $2,275.

The Company has short-term loans with its executives for a total of $2,301, of which $0 was advanced to the Company during the quarter ended December 31, 2007. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the six months ended December 31, 2007 and 2006 was $11,173 and $11,172, respectively.

At December 31, 2007, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $2,542.

As of December 31, 2007, the Company has short-term loans with third parties for a total of $500. The loans have no interest rate and are payable upon demand.

Non-related party interest expense under these notes for the six months ended December 31, 2007 and 2006 was $250 and $6,062, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of December 31, 2007, the Company has not designated any series of preferred stock or entered into any agreements.


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

During the quarter ending December 31, 2007 a total of 473,000 shares were issued (valued between $0.20 and $0.50 per share in exchange for $80,444 cash and $169,035 of additional paid in capital.












NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the six months ended December 31, 2007 and 2006:

Basic and diluted loss per common share is computed as follows:

                                                  For The Six Months Ended
                                            ------------------------------
                                             December 31,    December 31,
                                                 2007             2006
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                 ($557,773)       ($326,584)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      4,551,105          701,682

Net loss available to common
   stockholders per common share                ($0.12)           ($0.46)



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

In June 2008 the Company acquired Kyodo USA, a commodity trading company for 800,000 shares of stock valued at $0.75 per share. Kyodo USA is now a wholly owned subsidiary that trades Mexican pork products to Japan. The subsidiary asset valued at $1,239,125 was recorded and $639,125 extraordinary gain was recognized.

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



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the six months ended December 31, 2007 and 2006, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2007. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

4) Revenue is recognized from commodity trading operations after the order is received and the Company invoices the customer. At that time the commodities have been already purchased from our supplier and are on their way to the customer. Similarly, revenue generated from plastic raw material sales is recognized when the customer is invoiced.

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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $0 for the six-month periods ended December 31, 2007 and 2006. No revenues were generated because the Company's broadcast networks were off the air during the periods. There were no programs broadcast and no advertising revenue recognized during the period. Furthermore, there were no sales generated from the corporate leased TV station during the six-month periods ended December 31, 2007 and 2006, respectively.

Expenses incurred during the six-month period ended December 31, 2007 totaled $391,287 as compared to $327,004 for the six-month period ended December 31, 2006. Other expenses for the six-month period ended December 31, 2007 was $166,486. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2007 was $557,773 as compared to a net loss of $326,584 for the six-month period ended December 31, 2006.

Results of operations for the six-month periods ended December 31, 2007 and 2006 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for six months ended December 31, 2007:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $183,617     $65,284   $2,882,831  ($1,711,408) $1,420,324
Liabilities        (575,336)   (188,918)  (1,080,124)      12,823  (1,831,555)
Revenues, net of
affiliate costs          -           -           -            -            -
Costs & expenses*   (46,873)    (33,998)    (310,416)         -      (391,287)
Other income (exp)       -           -      (166,486)          -     (166,486)
Net income (loss)  ($46,873)   ($33,998)   ($476,902)         -     ($557,773)



As of and for six months ended December 31, 2006

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets             $714,510   $124,957     $2,212,842 ($2,575,132)   $477,177
Liabilities      (1,683,073)  (514,804)      (935,107)    876,547  (2,256,437)
Revenues, net of
Affiliate cost           --         --             --  (1,698,585) (1,698,585)
Expenses            (66,251)   (36,325)      (224,428)         --     327,004
Other Inc (Exp)          --         --            420          --         420
Net Income (loss    (66,251)   (36,325)      (224,008)         --    (326,584)

 *Expenses include operating expenses, interest expense and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the six months ended December 31, 2007, revenues, net of affiliate costs, from this segment of operations totaled $0. Revenues for the same period in
2006 were 0 also.    Expenses were $46,873 for the six months ended December
31, 2007 as compared to $66,251 for the six-month period ended December 31, 2006. The net loss for this segment of operations was $46,873 for the six months ended December 31, 2007 as compared to a net loss of $66,251 for the same period in 2006.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the six months ended December 31, 2007 as compared to $0 during the same period in 2006.
This segment incurred $33,998 of expense during the period compared to $36,325 in 2006. The net loss for this segment was $33,998 for the six months ended December 31, 2007 as compared to a loss of $36,325 for the period in 2006.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the six months ended December 31, 2007 as compared to $0 of revenue during the same period of 2006. The expenses incurred by OBN corporate were $310,416 for the six months ended December 31, 2007 as compared with $224,428 in 2006. The other expense for this period was $166,486 as compared to $420 income for the same period in 2006. The net loss for OBN corporate was $476,902 during the period ended December 31, 2007 as compared to a net loss of $224,008 for the same period in 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 the Company's current liabilities of $1,831,555 exceeded current assets of $650,525 by $1,211,030. Approximately 16% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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

The liquidity issues for each segment are addressed below.


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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  May 13, 2009          By: /s/ Roger Neal Smith
                                ------------------------
                                Roger Neal Smith
                                Chief Executive Officer