Form 10-Q
period 2008-03-31
OBN HOLDINGS
filed 2009-05-19
CIK 1261204

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                 (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2008

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









                              TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2008 (Unaudited)
         and June 30, 2007                                                1

        Consolidated Statement of Operations (Unaudited) for the
         Nine Month Periods Ended March 31, 2008 and 2007                 2

        Consolidated Statement of Cash Flows (Unaudited) for the
         Nine Month Periods Ended March 31, 2008 and 2007                 3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                       March 31      June 30,
                                                         2008         2007
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $     6,036   $    19,919
                                                     ----------    ----------
       Total current assets                               6,036        19,919

Fixed assets, net of accumulated depreciation
  of $58,103 and $42,881, respectively                    5,284        20,508
Programming rights, net of accumulated amortization
  of $97,692 and $96,192, respectively                   68,613        69,613
Film library, net of accumulated amortization
  of $252,408 and $156,160, respectively                490,092       386,140
Other intellectual properties, net of accumulated
  Depreciation of $3,300 and $1,650, respectively        13,200        18,150
Other tangible assets                                 4,846,031        71,250
                                                     ----------    ----------
       Total assets                                 $ 5,428,756   $   585,580
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $  406,194   $   416,894
   Accrued payroll and related                          456,818       196,466
   Deferred revenue                                      93,750       125,000
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   274,197       276,322
   Notes and accrued interest payable related parties   519,939       522,778
                                                     ----------    ----------
       Total current liabilities                      1,880,324     1,666,886
                                                     ----------    ----------
Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 10,660,465 and 3,812,157 shares
    issued and outstanding                               10,660         3,812
  Additional paid-in capital                         13,554,149     7,887,841
  Accumulated deficit                               (10,016,377)   (8,972,959)
                                                     ----------    ----------
     Total stockholders' equity                       3,548,432    (1,081,306)
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 5,428,756    $  585,580
                                                     ==========    ==========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                 For the three months    For the nine months
                                    ended March 31,         ended March 31,
                                ----------------------  ----------------------
                                   2008        2007        2008        2007
                                ----------  ----------  ----------  ----------

Revenue, net of affiliate costs  $  31,250   $      --  $   31,250  $       --

Cost of sales                           --          --          --          --
                                ----------  ----------  ----------  ----------
 Gross (loss) profit                31,250          --      31,250          --

General & administrative expenses  461,218     208,598     841,084     518,184
                                ----------  ----------  ----------  ----------
 Loss from operations             (429,968)   (208,598)   (809,834)   (518,184)

Other income (expense)
 Other income                      (49,964)         --    (218,984)        420
 Gain on extinguishment of debt         --     109,911       2,534     109,911
 Interest expense                   (5,711)     (5,862)    (17,134)    (23,280)
                                ----------  ----------  ----------  ----------
   Total other income (expense)    (55,675)    104,049    (233,584)     87,051

Loss before income taxes          (485,643)   (104,549) (1,043,418)   (431,133)

Income taxes                            --          --          --          --
                                ----------  ----------  ----------  ----------
  Net loss                        (485,643)   (104,549) (1,043,418)   (431,133)
                                ==========  ==========  ==========  ==========

Net loss available to common
  Shareholders per common share:

 Basic and diluted net loss per
  common share                     ($0.08)     ($0.07)     ($0.19)     ($0.44)
                                ==========  ==========  ==========  ==========

 Basic and diluted weighted
  Average shares outstanding     6,394,668   1,570,136   5,604,509     986,941
                                ==========  ==========  ==========  ==========


See accompanying notes to unaudited consolidated financial statements.














                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                         2008          2007
                                                      ----------   ----------
                                                      Unaudited     Unaudited
Cash flows from operating activities:
   Net loss                                          ($1,043,418)   ($431,133)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                         (2,534)    (109,911)
       Depreciation and amortization                     117,922       70,783
       Shares issued for services                        296,182      166,600
       Changes in operating assets and liabilities:
          Deferred revenue recognized                    (31,250)          --
          Accounts payable and accrued expenses          476,270      233,761
                                                      ----------   ----------
            Net cash used in operating activities       (186,828)     (69,810)
                                                      ----------   ----------
Cash flows from investing activities:
   Shares issued to purchase assets                     (130,000)          --
                                                      ----------   ----------
    Net cash used in investing activities               (130,000)          --
                                                      ----------   ----------
Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs        375       32,783
   Proceeds from notes payable to related parties         29,761       17,851
   Repayments on notes payable                            (2,500)      (8,000)
   Repayments on notes payable to related parties        (32,600)      (9,615)
   Proceeds from issuance of common stock                307,909       35,356
                                                      ----------   ----------
       Net cash provided by financing activities         302,945       68,375
                                                      ----------   ----------
Net change in cash and cash equivalents                  (13,883)      (1,435)

Cash, and cash equivalents, beginning of period           19,919        2,493
                                                      ----------   ----------
Cash, and cash equivalents, end of period                $ 6,036       $1,058
                                                      ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                             --           --
                                                      ==========   ==========
         Income taxes                                  $      --    $      --
                                                      ==========   ==========
Supplemental disclosure of noncash investing and
 financing activities:
   Purchase of technology licenses                    $4,644,781           --
                                                      ==========   ==========
   Purchase of programming rights with common stock    $ 200,200           --
                                                      ==========   ==========
   Shares issued to pay off debt                       $  30,100    $  20,000
                                                      ==========   ==========
   Conversion of accrued salaries to common stock                 $ 1,250,040
                                                      ==========   ==========

   See accompanying notes to consolidated financial statements.


                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2008 and 2007


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

Operating results for the nine-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2007.


NOTE 2 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in internet broadcasting, television/film production, commodity trading, plastics recycling and intelligent traffic systems industries. In addition, OBN has a subsidiary devoted to providing publicly stock trading listing services. Moreover, the Company is internationally diversified with subsidiaries in China, Japan and the United States. As a holding company its primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries growth and development.

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

Segment Information Reporting

As of March 31, 2008 Management measures the Company's performance in two distinct segments: (1) Broadcasting Operations for which performance is measured by the number of consumer households reached (coverage), program ratings, and the types of advertisers attracted by such coverage and ratings; and (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent. Productions typically require a longer lead-time to determine success.

A summary of the segments for the periods ended March 31, 2008 and 2007 is presented in the tables below:

As of and for nine months ended March 31, 2008:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $160,268     $65,284   $6,917,413  ($1,714,209) $5,428,756
Liabilities        (544,173)   (205,917)  (1,145,858)      15,624  (1,880,324)
Revenues, net of
affiliate costs      31,250          -           -            -        31,250
Costs & expenses*   (70,309)    (50,997)    (736,912)         -      (858,218)
Other income (exp)       -           -      (216,450)         -      (216,450)
Net income (loss)  ($39,059)   ($50,997)   ($953,362)         -   ($1,043,418)


As of and for nine months ended March 31, 2007

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets              $691,161   $123,660    $ 2,314,132 ($2,678,231)  $450,722
Liabilities       (1,683,161)  (530,507)      (779,025)    978,246 (2,014,447)
Revenues, net of
affiliate cost           --          --            --          --         --
Expenses             (89,688)   (53,325)      (375,171)        --    (518,184)
Other Inc (Exp)          --         --          87,051         --      87,051
Net loss            ($89,688)  ($53,325)     ($288,120)        --   ($431,133)

 *Expenses include operating expenses, interest expense and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $0 of outstanding receivables as of March 31, 2008. For the nine month periods ended March 31, 2008 there were $31,250 of sales recognized as compared to no sales during the same period ending March 31, 2007.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's Filmhook internet portal) for impairment. The internet portal is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the internet portal that is determined to be impaired. The Company performs impairment testing on its internet portal at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its internet portal existed at March 31, 2008. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its broadcast license in the future.



Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment change of $18,092. During the quarter ending June 30, 2007 the Company recorded impairment of $130,000. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long lived assets existed at March 31, 2008. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending March 31, 2008 and 2007, the Company's had no advertising costs.

Stock-Based Compensation

Through March 31, 2008, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended March 31, 2008. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2008, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the nine months ended March 31, 2008 and 2007.

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

NOTE 3 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of March 31, 2008 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by December 31, 2009.


NOTE 4 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the nine-month periods ended March 31, 2008 and 2007, there were no production costs, respectively. At March 31, 2008 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of March 31, 2008. Accumulated amortization for these asset totaled $102,292 leaving a $2,838 carry value at March 31, 2008.

For the nine months ended March 31, 2008 and 2007, the Company recorded amortization expense of $1,500 and $1,500, respectively, related to its programming rights.


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

During the nine-month periods ended March 31, 2008 and 2007, the Company recorded amortization expense of $96,248 and $53,715, respectively, related to its film library.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of March 31, 2008, the Company accrued $84,032 in arrears relating to its office lease. The Company has vacated its Wilshire Boulevard office and is currently utilizing temporary facilities in a different office suite located in the same building. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of March 31, 2008, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

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


NOTE 7 - NOTES PAYABLE

The Company has $110,000 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended March 31, 2008. The principal and interest is due and payable on demand. As of March 31, 2008, the accrued interest on these notes totaled $15,583.

The Company has $329,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended March 31, 2008. The principal and interest is due and payable on demand. As of March 31, 2008, the accrued interest on these notes totaled $58,582.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at March 31, 2008. The note has no set maturity date, and is payable upon demand. As of March 31, 2008, the accrued interest on this note totaled $2,363.

Related party interest expense under these notes for the nine months ended March 31, 2008 and 2007 was $16,759 and $16,760, respectively.

At March 31, 2008, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $2,667.

Non-related party interest expense under these notes for the nine months ended March 31, 2008 and 2007 was $375 and $6,187, respectively.






NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
----------------

The Company has authorized 20,000,000 shares of preferred stock. As of March 31, 2008, the Company has not designated any series of preferred stock or entered into any agreements.


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

During the quarter ending December 31, 2007 a total of 353,000 shares were issued (valued between $0.20 and $0.50 per share in exchange for $80,444 cash and $97,035 of additional paid in capital.

In January, 2008 a total of 50,000 shares (valued at $0.51 per share) were issued to acquire additional film titles.

In February, 2008 a total of 48,125 shares (valued at $0.51 per share) were issued to acquire additional film titles.

In February 2008 a total of 3,000 shares (valued at $0.50) per share) were issued to retire a $1,500 outstanding debt to a third party.

On March 2008 a total of 2,250,000 Shares (valued at $1.00) were issued to acquire the exclusive North American licensing rights to a proprietary recycling process.

On March 2008 a total of 1,750,000 Shares (valued at $1.00) were issued to acquire the exclusive North American licensing rights to a proprietary intelligent traffic process.

During the quarter ending March 31, 2008 a total of 182,334 shares were issued (valued between $0.30 and $0.50 per share in exchange for $47,465 cash and $49,900 of Other Expenses.

During the quarter ending March 31, 2008 a total of 527,900 shares were issued (valued between $0.51 and $1.00 per share) as payment of $296,179 for broker fee services.


NOTE 9 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the nine months ended March 31, 2008 and 2007:

Basic and diluted loss per common share is computed as follows:

                                               For The Nine Months Ended
                                            ------------------------------
                                               March 31,        March 31,
                                                 2008             2007
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($1,043,418)       ($431,133)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      5,604,509          986,941

Net loss available to common
   stockholders per common share                ($0.19)          ($0.44)



NOTE 10 - SUBSEQUENT EVENTS

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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the nine months ended March 31, 2008 and 2007, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2007. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer account and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectibility of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results.

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


RESULTS OF OPERATIONS

Total revenues, net of affiliate costs, for the Company were $31,250 and $0 for the nine-month periods ended March 31, 2008 and 2007, respectively. Revenues were generated from the Company's Internet broadcasts that began during the quarter ending March 31, 2008.

Expenses incurred during the nine-month period ended March 31, 2008 totaled $858,218 as compared to $518,184 for the nine-month period ended March 31, 2007. Expenses increased primarily due to broker fees and consulting services. Other expenses for the nine-month period ended March 31, 2008 was $216,450, as compared to $87,051 of Other Income for the same period in 2007. Other expenses were primarily the cost to raise additional operating capital. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2008 was $1,043,418 as compared to a net loss of $431,133 for the nine-month period ended March 31, 2007.

Results of operations for the nine-month periods ended March 31, 2008 and 2007 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office.
In addition, the results from accounting consolidation are presented as reconciling items.



As of and for nine months ended March 31, 2008:

                 Broadcasting  Production   Corporate  Reconciling    Total
                  Operations   Operations                Items

Assets             $160,268     $65,284   $6,917,413  ($1,714,209) $5,428,756
Liabilities        (544,173)   (205,917)  (1,145,858)      15,624  (1,880,324)
Revenues, net of
affiliate costs      31,250          -           -            -        31,250
Costs & expenses*   (70,309)    (50,997)    (736,912)         -      (858,218)
Other income (exp)       -           -      (216,450)         -      (216,450)
Net income (loss)  ($39,059)   ($50,997)   ($953,362)         -   ($1,043,418)



As of and for nine months ended March 31, 2007

                 Broadcasting   Production  Corporate  Reconciling    Total
                  Operations    Operations                Items

Assets              $691,161   $123,660    $ 2,314,132 ($2,678,231)  $450,722
Liabilities       (1,683,161)  (530,507)      (779,025)    978,246 (2,014,447)
Revenues, net of
affiliate costs          --          --            --          --         --
Expenses             (89,688)   (53,325)      (375,171)        --    (518,184)
Other Inc (Exp)          --         --          87,051         --      87,051
Net loss            ($89,688)  ($53,325)     ($288,120)        --   ($431,133)

 *Expenses include operating expenses, interest expense and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

For the nine months ended March 31, 2008, deferred advertising revenues, net of affiliate costs, totaling $31,250 were recognized from this segment of operations when the Company met its obligation to broadcast customer provided advertisements. Revenues for the same period in 2007 were $0. Expenses were $70,309 for the nine months ended March 31, 2008 as compared to $89,688 for the nine-month period ended March 31, 2007. The net loss for this segment of operations was $39,059 for the nine months ended March 31, 2008 as compared to a net loss of $89,688 for the same period in 2007.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2008 as compared to $0 during the same period in 2007. This segment incurred $50,997 of expense during the period compared to $53,325 in 2007. Expenses included $46,872 of accrued salaries. The net loss for this segment was $50,997 for the nine months ended March 31, 2008 as compared to a loss of $52,325 for the period in 2007.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the nine months ended March 31, 2008 as compared to $0 of revenue during the same period of 2007. The expenses incurred by OBN corporate were $736,912 for the nine months ended March 31, 2008 as compared with $375,171 in 2007. Expenses for the nine-month period ending March 31, 2008 included $225,000 of accrued salary expenses. The other expense for this period was $216,450 as compared to $87,051 of other income for the same period in 2007. The net loss for OBN corporate was $953,362 during the period ended March 31, 2008 as compared to a net loss of $288,120 for the same period in 2007.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008 the Company's current liabilities of $1,880,324 exceeded current assets of $6,036 by $1,874,288. Approximately 16% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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


Plastics Recycling Operations
-----------------------------
Liquidity is not a major concern for the plastic recycling operations that began as a result of acquiring the proprietary technology license in February 2008. The Company will not require cash until it begins its own plastic recycling operation using the exclusive technology license. In order to generate cash, the Company will sell raw materials to the Chinese facility from which the exclusive license agreement was acquired. In January 2009 the Company entered into negotiations to acquire a plastics recycling facility in the USA. After the acquisition is completed, the Company will be able to exploit the exclusive recycling technology license.


Intelligent Traffic Systems Operations
--------------------------------------
Liquidity is not a major concern for the intelligent traffic systems operations that began as a result of acquiring the proprietary technology license in February 2008. The Company is bidding on traffic system installation projects at municipalities throughout North American. As contracts are awarded, the Company will engage the Chinese company that owns the proprietary technology to supervise the installation. Little cash is required during the bidding process. We anticipate installation of the first system in North America by December 31, 2009. In addition, some traffic systems units will be sold without installation responsibility, thus requiring no cash other than sales expenses.


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

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  May 18, 2009            By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer