Form 10-K
period 2008-06-30
OBN HOLDINGS
filed 2009-06-17
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the annual period ended June 30, 2008

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


Employees
---------
As of March 2009 OBN Holdings, Inc. employs only eight full-time employees. There are three employees in the corporate offices and three employees work in our commodity trading company, one works in the Hong Kong office and one works in the Japan office. Once the broadband broadcasting, television/film production, plastics recycling, intelligent traffic system, listing service and commodity trading operations are fully staffed we expect to employ over one hundred full-time employees.


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


Intellectual Properties
-----------------------
Currently our entertainment group has the rights to several hundred intellectual properties. Some programs were purchased and are wholly owned as a part of our film library. Other programs are licensed. We typically enter a multi-year licensing agreement with unlimited airing. In addition to the licensed and wholly-owned programs, we have several programs in development under the Eclectic Entertainment subsidiary. They include "Music on Demand," "The LA Food Scene," "Adventures of Unit 28," and "The Mini-Movie Hour." In addition, we have sports programming such as "After the Game," "Australian Rules Football" and "Destination Adventure." During the fiscal year ended June 30, 2008 we have added over three hundred fifty (350) additional titles to our film library.

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


ITEM 2. Description of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200;
Las Vegas, Nevada 89123. It is a leased executive suite space at a monthly rate of $250. In 2006 we were evicted from our Los Angeles office facilities located at 4322 Wilshire Blvd., Suite 300, Los Angeles, California, for non-payment of rents. Our Los Angeles based executives now use an executive suite located at 1100 Glendon Avenue. In addition, we have a resident agents and executive suite offices in Hong Kong and Japan for annual fees of $3,000 each. We expect to renew all of our agreements at current market rates.


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

None



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

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2008 for our common stock.

                      Quarter Ended        High    Low

                    September 30, 2007    $1.02   $0.40
                    December 31, 2007      1.02    0.40
                    March 31, 2008         1.00    0.20
                    June 30, 2008          1.00    0.28

As of June 30, 2008 there were approximately 200 shareholders of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

An executive compensation stock option plan was developed and approved by the Board prior to the Company making its stock available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2008 that have not been previously reported.


ITEM 6. Selected Financial Data

The selected financial data contained in the chart below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.


                                             Years Ending June 30
                       ----------------------------------------------------------
                           2008        2007        2006         2005       2004
OPERATING RESULTS
Revenue                 2,001,589           -     247,382      35,210      (9,537)
Gross profit (loss)     1,122,350           -      33,779     (16,424)   (478,238)
Net income (loss)          23,452  (2,239,282) (1,006,728) (1,296,092) (1,461,106)

PER SHARE DATA
Wgtd Avg Common Shares* 7,361,936   1,419,519     655,951     600,681     578,403
Loss per Common Share       (0.02)      (1.58)      (1.50)      (2.20)      (2.50)

TOTAL ASSETS            8,120,482     585,580     523,030     646,020     323,172

CAPITALIZATION & DEBT
Total Liabilities       3,112,927   1,666,886   3,152,715   2,680,177   1,466,732
Capital Lease              49,396      49,396      49,396      54,530      97,858
Common Stock (000)         11,357       3,812       6,774       6,168       5,822
Paid in Capital        13,945,706   7,887,841   4,097,218   3,686,624   3,281,475
Accumulated Deficit    (8,949,507) (8,972,959) (6,773,677) (5,726,949) (4,430,857)


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

The acquisition and growth strategy is well underway. In October 2007, the Company established OBN Holdings-Hong Kong, a wholly owned subsidiary. In January 2007 the Company began development of its Film Hook internet broadcasting operations to be launched in November 2009. In February 2008, the Company signed an agreement to broadcast its film and television properties over the broadband internet. In February 2008, the Company entered the intelligent traffic system industry by acquiring the North American exclusive rights to proprietary technology that for capturing traffic violation information on video and still media. In February 2008 the Company entered the plastics recycling industry by acquiring Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired a commodity trading company that currently sells pork to Japan from Mexico

Management's goal is to increase shareholder value. The Company's efforts to fully implement its revised business plan will lead to growth and profitability through acquisition and subsidiary development. Financial risks will be minimized by geographical and industry diversification.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2008, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company reports positive operational results as the Company a profit of $23,453 during the year ended June 30, 2008. Further, the Company has a cash balance of $986,482 at June 30, 2008. In addition, at June 30, 2008 our accumulated deficit of $8,949,507 and the negative net working capital was reduced to $206,716.

Management's plans include obtaining additional capital through equity financing sources. During the six month period subsequent to June 30, 2008 have we raised $166,229. In addition, we plan to raise an additional
$25 million after filing an S-1 registration statement during the quarter ending December 31, 2009.


Liquidity and Capital Resources

As of June 30, 2008 the Company's current liabilities of $3,112,927 exceeded current assets of $2,906,211 by $206,716. Approximately 18% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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

Management's believes that the acquisition of Kyodo USA in June 2008 addresses any future liquidity issues because of its strong cash flow and the $1.2 million cash balances in its bank accounts. In addition, the Company continues to raise additional capital through equity financing sources. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. The Company intends to raise gross proceeds of $25,000,000 through a S-1 filing and anticipates implementing its business plan to expand its acquisition and development plans.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's plastics recycling and intelligent traffic system licenses) for impairment. The licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the licenses that is determined to be impaired. We perform impairment testing on our licenses at least annually. The broadcast license was fully impaired in June 2007 as a result of dispute over the sale of the license. In addition, the Company recorded an impairment of $165,000 for its film libraries for the year ended June 30, 2008.



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


Results of Operations

The figures as of and for the year ended June 30, 2008 are shown in the chart below:


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets              $87,022     $65,284   $2,905,053  $7.787,295  ($2,724,172) $8,120,482
Liabilities        (434,887)   (222,917)  (1,330,144) (1,124,979)          -   (3,112,927)
Revenues, net of
affiliate costs     125,098          -     1,876,491          -            -    2,001,589
Costs & expenses*   143,742      67,996    1,262,332     972,506           -    2,446,576
Other income (exp)   15,624          -       (64,836)    357,254           -      308,042
Net income (loss)   ($3,019)   ($67,996)    $549,323    (454,856)          -       23,452


For year ended June 30, 2007

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $230,315     $65,284           -    $1,988,566  ($1,698,585)  $585,580
Liabilities        (575,161)   (154,921)          -      (936,804)         -   (1,666,886)
Revenues, net of
affiliate costs          -           -            -           -            -          -
Costs & expenses*   108,096      70,324           -     2,598,268          -    2,776,688
Other income (exp)  505,353         -             -        32,053          -      537,406
Net income (loss)  $397,257    ($70,324)          -   ($2,566,215)         -  ($2,239,282)

    *Expenses include operating expenses and cost of sales.


There were $2,001,589 of revenues for the fiscal year ended June 30, 2008 as compared to no revenues for the 2007 fiscal year. All operating units were dormant for much of 2007 as the Company revised and implemented its acquisition strategy.

Expenses incurred during the year ended June 30, 2008 totaled $2,446,576, as compared to $2,776,688 for the 2007 fiscal year. The 2008 expenses include $879,239 for cost of goods sold, $370,746 of salaries and$165,000 of impairment expense. Other income for the fiscal year ended June 30, 2008 was $308,042 as compared to other income of $537,406 for fiscal year ended
June 30, 2007. This was comprised of $585,984 extraordinary gain on acquisitions, a $58,564 gain on debt settlement, and $176,124 of other expenses attributable fund raising. Changes in interest expense and tax expense are insignificant. The net profit for the fiscal year ended June 30, 2008 was $23,452 as compared to a net loss of $2,239,282 for the 2007 fiscal year.

Reconciling items consist of inter-company balances. There were no reconciling items for revenue and expenses. Balance sheet reconciling amounts represent the elimination of subsidiary accounts. All revenues are from customers in the United States and all long-lived assets are located in the United States.


Broadcasting Operations
-----------------------
Revenues generated from this segment of operations during fiscal 2008 were $125,098 compared to zero revenues in fiscal 2007. Expenses were $143,741 for the year ended June 30, 2008, as compared to $108,096 for fiscal 2007. Among the items expensed during 2008 was $50,000 impairment expense and $90,750 of amortization expenses. For 2007, impairment expense was $0 and amortization expenses were $14,341 and $91,386, respectively. Other income in 2008 was $15,624 as compared to $505,353 for 2007. In both years the other income was due to the extinguishment of a debt. Net loss in 2008 for this segment of operations was $3,019, as compared to net income totaling $397,257 in 2007.


TV & Film Production Operations
-------------------------------
There were no revenues generated from this segment of operations during fiscal 2008 and 2007. The Company incurred $67,996 of expense during 2008, as compared to $70,324 during fiscal 2007. The 2008 expenses included $62,496 of accrued payroll expenses and $5,500 of general and administrative expenses. There was no other income for 2008 or 2007. The 2008 net loss for this segment of operations was $67,996, as compared to $70,324 for 2007.


Commodity Trading
----------------
Revenues generated from this segment of operations during fiscal 2008 were $1,876,491 compared to zero revenues in fiscal 2007. The Company did not have commodity trading operations in 2007. Expenses were $1,262,332 for the year ended June 30, 2008. Included were $879,238 for cost of goods sold and $374,844 for general administrative expenses. Other expense for the year ending Jund 30, 2008 total $64,836. The net income for commodity trading operations for the year ending June 30, 2008 was $549,323.


OBN Corporate
-------------
OBN corporate generated no revenue during the year ended June 30, 2008, and no revenue for the year ended June 30, 2007. The expenses incurred by OBN corporate were $972,506 for the year ended June 30, 2008, as compared to $2,598,268 for fiscal 2007. The 2008 amount included $300,000 of accrued salaries, $115,000 of impairment expense and $310,775 of broker fee expenses. The 2007 amount included $230,400 of satellite uplink expenses, $413,532 of accrued salaries, $810,000 of hardship compensation, $130,000 impairment expense, and $1,141,500 consulting service expense. The consultant and executive compensation expenses relate to the development and implementation of the new acquisition strategy. Other income for 2008 was $357,254 compared to $32,053 for 2007 was the net of the extinguishment of debt, extra ordinary gain on acquisitions and other expenses. The 2008 net loss for the corporate office was $454,856, as compared to $2,566,215 for 2007.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


ITEM 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms                  15

Balance Sheet as of June 30, 2008 and 2007                                 17

Statements of Operations for the years ended June 30, 2008 and 2007        18

Statements of Stockholders' Deficit for the
   years ended June 30, 2008 and 2007                                      19

Statements of Cash Flows for the years ended June 30, 2008 and 2007        20

Notes to Financial Statements                                              21





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of OBN Holdings, Inc. (a California corporation) and subsidiaries (the "Company") as of June, 2007 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OBN Holdings, Inc. and subsidiaries as of June 30, 2007 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                                 Tarvaran & Askelson, LLP

Irvine, California
June 12, 2009








                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                                June 30,
                                                           2008        2007
                                                       -----------  ----------
ASSETS

Current assets:
Cash and cash equivalents                              $  986,482   $   19,919
Accounts receivables                                      680,306          --
Inventory                                               1,239,423          --
                                                        ----------  ----------
       Total current assets                             2,906,211       19,919

Fixed assets, net of accumulated depreciation of
 $60,678 and $42,881, respectively                            214       20,508
Programming rights, net of accumulated amortization
 of $98,192 and $96,192, respectively                      67,613       69,613
Film library, net of accumulated amortization of
 $288,637 and $156,160, respectively                      288,863      386,140
Other intellectual properties, net of accumulated
 depreciation of $5,250 and $1,650, respectively           11,550       18,150
Other tangible assets                                   4,846,031       71,250
                                                       ----------   ----------
       Total assets                                    $8,120,482   $  585,580
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                     $1,019,342   $  416,894
  Commissions payable                                     562,112          --
  Accrued payroll and related                             553,937      196,466
  Deferred revenue                                         47,762      125,000
  Capital lease obligations                                49,396       49,396
  Programming rights payable                               80,030       80,030
  Notes and accrued interest payable                      274,322      276,322
  Notes and accrued interest payable to related parties   526,026      522,778
                                                       ----------    ---------
       Total current liabilities                        3,112,927    1,666,886
                                                       ----------    ---------

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value; 20,000,000
    shares authorized; no shares issued and outstanding        --          --
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 11,357,465 and 3,812,157 shares issued
    and outstanding, respectively                           11,357       3,812
  Additional paid-in capital                            13,945,706   7,887,841
  Accumulated deficit                                   (8,949,507) (8,972,959)
                                                        ----------   ---------
       Total stockholders' deficit                       5,007,555  (1,081,306)
                                                        ----------   ---------

       Total liabilities and stockholders' equity       $8,120,482  $  585,580
                                                        ==========  ==========

  See accompanying notes to consolidated financial statements.




                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2008              2007
                                              -------------    -------------
Revenue, net of affiliate costs              $  2,001,589       $      -

Cost of sales                                     879,239              -
                                              ------------     ------------

  Gross profit                                  1,122,350              -

Operating expenses:
   General and administrative                   1,544,491        2,740,557
                                              ------------     ------------

Loss from operations                             (422,141)      (2,740,557)
                                              ------------     ------------


Other income (expense):
  Other (expense)                                 (11,109)           1,559
  Impairment of programming rights               (165,000)             -
  Gain on debt extinguishment                      58,564          537,209
  Interest expense                                (22,846)         (36,131)
                                              ------------     ------------

     Total other income, net                     (140,391)         502,637
                                              ------------     ------------


Loss before income taxes                         (562,532)      (2,237,920)


Income taxes                                           -             1,362
                                              ------------     ------------

Income (loss) before extraordinary item:

  Extraordinary item: Kyodo Acquisition (less
     applicable taxes of $0)                      585,984              -


  Net income                                      $23,452      ($2,239,282)
                                              ============     ============


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                         -            ($1.58)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    7,261,936        1,419,519
                                              ============     ============

See accompanying notes to consolidated financial statements.




OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2008 and 2007




                           Undesignated
                           Preferred Stock   Common Stock    Additional                  Total
                           ---------------  ---------------   Paid-in    Accumulated   Stockholders'
                           Shares  Amount   Shares   Amount   Capital      Deficit      Deficit
                           ------  ------   ------   ------  ---------   -----------  ------------


Balance, June 30, 2006       --     --     677,380     677   4,103,315    (6,733,677)  (2,629,685)

Stock issued for cash        --     --     138,333     138     105,218          --        105,356

Stock for purchases of
  intangible assets          --     --     204,500     205     203,975         --         204,000

Stock issued to extinguish
  outstanding debt           --     --      27,920      28     120,338         --         120,366

Stock issued for services    --     --   1,911,000   1,911   2,105,989         --       2,107,900

Stock issued for conversion
   of salaries               --     --     835,024     853   1,249,186         --       1,250,039

Net Loss                     --     --         --       --       --       (2,239,282)  (2,239,282)
                           ------ ------ ---------  ------   ---------   ------------  -----------

Balance, June 30, 2007       --     --   3,812,157   3,812  $7,887,841   ($8,972,959) ($1,081,306)
                           ------ ------ ---------  ------   ---------   ------------ -----------

Stock issued for cash        --     --     645,344     645     233,264          --        233,909

Stock issued for purchase
  of technology licenses     --     --   4,348,125   4,348   4,195,852          --      4,200,200

Stock issued for purchase
  of Kyodo USA, Inc.         --     --     800,000     800     599,200          --        600,000

Stock issued to retire
  debt                       --     --       9,000       9       5,091          --          5,100

Stock issued for services    --     --   1,742,849   1,743   1,024,457          --      1,026,200

Net income (loss)            --     --        --       --         --           23,452      23,452
                           ------ ------ ---------  ------   ---------    ------------ -----------

Balance, June 30, 2008       --     --  11,357,465  11,357  13,945,706     (8,949,507)  5,007,554
                           ------ ------ ---------  ------   ---------    ------------ -----------


                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                           JUNE 30,
                                                   -------------------------
                                                      2008          2007
                                                   ----------     ----------
Cash flows from operating activities
   Net profit                                       $   23,452  ($2,239,282)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                   161,371       100,126
       Impairment expense                              165,000       130,000
       Extraordinary gain                             (585,984)          --
       Gain on settlement of debt                      (58,564)     (537,209)
       Shares issued for services                    1,026,200     2,107,900
       Changes in operating assets and liabilities:
          Accounts receivable, net                    (680,306)          --
          Purchased inventory                       (1,239,423)          --
          Deferred revenue                             (77,238)          --
          Accounts payable and accrued expenses      1,866,898        75,224

                                                    -----------  ------------

            Net cash used in operating activities      601,406      (363,241)

                                                    -----------  ------------

Cash flows from investing activities:
   Purchase of intangible assets                       130,000           --
                                                    -----------  ------------

    Net cash used in investing activities              130,000           --
                                                    -----------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs      500       267,030
   Proceeds from notes payable to related parties       35,848        23,438
   Repayments on notes payable                          (2,500)       (3,000)
   Repayments on notes payable to related parties      (32,600)      (12,157)
   Proceeds from issuance of common stock              233,909       105,356
                                                    -----------  ------------

       Net cash provided by financing activities       235,157       380,667
                                                    -----------  ------------
Net change in cash and cash equivalents                966,563        17,426

Cash, and cash equivalents, beginning of period         19,919         2,493
                                                    -----------  ------------

Cash, and cash equivalents, end of period             $986,482      $ 19,919

                                                    ===========  ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                           --           --
                                                    ===========  ============
         Income taxes                               $       --     $     --
                                                    ===========  ============

Supplemental disclosure of noncash investing and financing activities:

   Purchase of programming rights with common stock  $ 200,200    $  204,000
                                                     -----------  ----------

   Shares issued to pay off debt                     $   1,500    $  120,366
                                                     -----------  ------------

   Conversion of salaries payable to common stock    $      --    $1,250,039
                                                    -----------  ------------

   Payment of accrued payables with common stock     $      --        40,552
                                                    -----------  ------------
   Purchase of intangible assets                     $4,774,781   $      --
                                                    -----------  ------------

   Purchase of commodity trading subsidiary          $  600,000   $      --
                                                    -----------  ------------

   See accompanying notes to consolidated financial statements.




                               OBN Holdings, Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2008 and 2007

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


Segment Information Reporting

Management measures the Company's performance in three distinct segments:
(1) Broadcasting Operations, which is measured advertising dollars attracted; and, (2) Production Operations, which requires creative talent and has a longer lead time to determine success; and 3) Commodity trading which is measure by volume sold. A summary for the years ended June 30, 2008 and 2007 is presented in the table below:

The figures as of and for the year ended June 30, 2008 are shown in the chart below:



                 Broadcasting  Production   Commodity   Corporate  Reconciling   Total
                  Operations   Operations                            Items

Assets              $87,022     $65,284   $2,905,053  $7.787,295  ($2,724,172) $8,120,482
Liabilities        (434,887)   (222,917)  (1,330,144) (1,124,979)          -   (3,112,927)
Revenues, net of
affiliate costs     125,098          -     1,876,491          -            -    2,001,589
Costs & expenses*   143,741      67,996    1,262,332     972,506           -    2,446,576
Other income (exp)   15,624          -       (64,836)    357,254           -      308,042
Net income (loss)   ($3,019)   ($67,996)    $549,323    (454,856)          -      $23,452


For year ended June 30, 2007

                 Broadcasting   Production  Commodity    Corporate  Reconciling    Total
                  Operations    Operations   Trading                   Items

Assets             $230,315     $65,284           -    $1,988,566  ($1,698,585)   $585,580
Liabilities        (575,161)   (154,921)          -      (936,804)         -    (1,666,886)
Revenues, net of
affiliate costs          -           -            -           -            -           -
Costs & expenses*   108,096      70,324           -     2,598,268          -     2,776,688
Other income (exp)  505,353         -             -        32,053          -       537,406
Net income (loss)  $397,257    ($70,324)          -   ($2,566,215)         -   ($2,239,282)



    *Expenses include operating expenses and cost of sales.

Reconciling items consist of inter-company balances. Revenues are from U.S and Japanese customers in the United States and all long-lived assets are located in the United States.


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


Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2008, the Company had two bank account balances that was in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

Sales for the year ended June 30, 2008 was $2,001,589. Sales for the two largest customers in 2008 totaled approximately 55% of revenue.


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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2008, the Company's fixed assets consist primarily of computers and office editing equipment. Depreciation expense for the years ended June 30, 2007 and 2006 totaled $17,797 and $20,819, respectively.


Other Long-Lived Assets

The programming rights assets are discussed in Note 2. Programming rights are recorded for the purchase of the right to air programming on the Company's broadband internet network. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 3. These assets are being amortized over their estimated useful life of 10 years.

The internet media portal is discussed in Note 4. This asset is an intangible asset with an indefinite life. It is expected to begin operations by November 2009.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company.
An impairment loss will be recorded for any portion of the technology licenses that is determined to be impaired. The Company performs impairment testing on its technology licenses at least annually and will completed the applicable valuation analysis prior to filing its June 30, 2009 10K.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 for the year ended June 30, 2006. In 2007, the Company wrote off the value of the KSSY broadcast license, recording an impairment of $130,000 for the fiscal year ended June 30, 2007. In June 2008, the Company wrote down the value of its Film Libraries, by recording a impairment of $165,000 for the year ending June 30, 2008.

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


Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscriber's households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. There were no affiliate costs totaled during the fiscal years ending June 30, 2008 and 2007.

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total of services to be provided under the contract was $100,000. No revenue from this barter agreement was recognized during the fiscal years ending June 30, 2008 and 2007.


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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2008 and 2007, there were no advertising costs.


Stock-Based Compensation

Through June 30, 2008, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. Through June 30, 2006 the Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the year ended June 30, 2008 and 2007. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS
No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2008, the Company had no options outstanding and therefore the adoption of SFAS 123(R) had no effect on the accompanying financial statements.

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

In February 2007, the Financial Accounting Standards Board issued SFAS 159, Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has determined that SFAS 159 has no significant impact on its operations.

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

Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the years ended June 30, 2008 and 2007. There were no options or warrants issued in 2008 or 2007.


NOTE 2 - PROGRAMMING RIGHTS

During the year ended June 30, 2008 and 2007, the Company had no production cost. At June 30, 2008 cumulative production costs totaled $82,775.

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

OMNI has purchased various programming rights assets totaling $83,030 as of June 30, 2008.

For the year ended June 30, 2008 and 2007, the Company recorded amortization expense of $2,000 and $2,000, respectively, related to its programming rights.


NOTE 3 - FILM LIBRARY

The Company has purchased various film property assets totaling $742,500 as of June 30, 2008.

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

In January 2008, the Company acquired film titles from Liang Films for 50,000 shares at $0.51 per share. The Company recorded a $25,500 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years.

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years.

During the year ended June 30, 2008 and 2007, the Company recorded amortization expense of $132,477 and $72,655, respectively, related to its film library. In addition, the Company recorded impairment expense that totaled $165,000 for the year ended June 30, 2008.


NOTE 4 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of June 30, 2008 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by November 2009.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company has negotiated payment settlements for its office facilities, satellite uplink services, master control equipment non-cancelable operating leases and capital lease of the KSSY broadcast license.

As of June 30, 2008, the Company had accounts payable of $84,032 in arrears relating to its office lease. As a result the lease has been terminated. The Company is utilizing temporary facilities in a different office suite located in the same building. The Company expects to resolve its issues with the landlord by September 30, 2009.

As of June 30, 2008, the Company had account payables of $141,000 in arrears relating to its satellite uplink lease. The Company agreed to a stipulated judgment to repay the debt by December 31, 2007. Monthly cash payments of $15,000, $10,000 and $10,000 were made in accordance with the agreement in June, July and August of 2007, respectively. The $10,000 payments for September, October and November were not made. In September 2008 the Company agreed to a $62,500 payoff amount when a $50,000 payment was made followed by the $12,500 final payment. Thus, this debt has been fully paid.

As of June 30, 2008, the Company had account payables of $49,396 in arrears relating to its General Electric master equipment lease. The company as agreed to a stipulated judgment and expects to pay off the lease obligation by December 31, 2009.

As of June 30, 2008, the Company had account payables of $104,791, including $68,638 lease payments, $24,172 of late fees and 11,981 of tower fees, in arrears relating to its KSSY television station lease. In July 2007, a dispute regarding ownership arose when the Company discovered that the Owner had violated the lease-purchase contract by selling the broadcast license to another company. As of June 30, 2007, the company has written off the KSSY license by recording a $130,000 impairment. In May 2008 the Company settled the dispute whereby the Company agreed to forgo any legal action and FCC complaint filings in exchange for forgiveness of all debt obligations. Thus, the entire $104,791 of debt was extinguished.

The Company recognized no expenses under these commitments during fiscal 2008 and 2007, respectively.


Revenue Sharing Agreement

As of June 30, 2008, the Company has two current revenue share agreements with third parties. An internet broadcasting agreement was signed in February 2008 that required 60/40 revenue sharing basis. Under this agreement the Company provided the programming and scheduling while a thir= d party provided the operations, equipment, technical and administrative support services for 60% of the generated revenues. Under another revenue sharing agreement signed in October 2006 an internet portal was developed and operated by a third party. The company owned the portal and provided the programming. Revenues generated under this agreement will be shared on a 50/50 basis.


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

In August 2006 General Electric Leasing Solutions filed suit in California against the Company for non-payment of lease amounts totaling $49,396. Both parties have agreed to amicable resolution via a stipulated judgment against the Company. The Company expects to complete the payments by December 31, 2009.

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


NOTE 6 - INCOME TAXES

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the years ended June 30, 2008 and 2007:


                                                   2008             2007
                                               -----------      ------------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                                ===========      ==========
 Total                                                0%               0%

The valuation allowance increased by $18,000 and $317,000 during the years ended June 30, 2008 and 2007, respectively. No current provision for income taxes, other than California minimum taxes, is required for the years ended June 30, 2008 and 2007. The 2008 profit was netted against prior year net operating losses; further, no operating profits were generated in California. The Company incurred taxable losses during 2007.

Net deferred income taxes are as follows as of June 30, 2008 and 2007:

                                                    2008            2007
                                               -----------     ------------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 3,042,000      $ 3,051,000
   Reserves and accruals                           (16,000)         (43,000)
                                                ----------       ----------
      Total deferred tax assets                  3,026,000        3,008,000

   Less valuation allowance                     (3,026,000)      (3,008,000)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $9,600,000 in Federal and California State net operating loss carryforwards as of June 30, 2008, which, if not utilized, expires through 2028.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2008.


NOTE 7 - NOTES PAYABLE

At June 30, 2008 and 2007, the Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2008 and 2007, the accrued interest on these notes totaled $62,709 and $57,670,respectively.

At June 30, 2008 and 2007, the Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2008 and 2007, the accrued interest on this note totaled $2,450 and $2,100, respectively.

The Company has short-term loans with its executives for a total of $500 and $19,598 at June 30, 2008 and 2007, respectively. A total of $19,098 and $12,157 was repaid to the executives during the year ended June 30, 2008 and 2007, respectively. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2008 and 2007 was $22,345 and $22,245, respectively.

At June 30, 2008 and 2007, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of June 30, 2008 and 2007, the accrued interest on the note totaled $2,792 and $2,292, respectively.


For the year ended June 30, 2008 and 2007, the interest expense on all non-related notes payable totaled $500 and $6,312, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2008, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------
During the year ended June 30, 2008 a total of 645,334 shares were issued for $233,909 cash used to paid various operational expenses. The shares were sold for a share price ranging from $0.20 to $0.50.

During the year ending June 30, 2008 a total of 527,900 shares valued at $296,179 ($0.30 per share) for broker fees.

In July a total of 100,000 shares valued at $100,000 ($1.00 per share) was issued for a deposit on the acquisition of an intelligent traffic system technology license.

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

In July 2007 a total of 1,207,944 shares were issued (valued at $0.60 per share) as a fee to a Consultant firm that is assisting the Company implement its acquisition strategy. The consultant will pay for the stock by cash payments or services in the future.

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

In February 2008 a total of 3,000 shares valued at $1,500 ($0.50 per share) was issued to retire a debt to an individual.

In February 2008 a total of 48,125 shares valued at $24,700 ($0.51 per share)was issued to purchase a film library.

In May 2008 a total of 5,000 shares valued at at $3,750 ($0.75 per share) was issued for Chinese consulting services.

In June 2008 the Company acquired Kyodo USA, a pork commodity trading company for 800,000 shares of stock valued at $0.75 per share. Kyodo USA is now a wholly owned subsidiary that trades Mexican pork products to Japan. The subsidiary asset valued at $1,025,586 was recorded and $585,984 extraordinary gain was recognized.

In June 2008 a total of 2,000 shares valued at $1,500 ($0.75 per share) was issued for Japanese website support and translation services.

During the year ended June 30, 2007, a 1:10 reverse stock split was implemented which required a $15,937 adjustment to Paid in Capital. A total of 10,800,000 shares at $0.90 per share were issued to Company executives as incentive deferred compensation and their shares will not be available until 2011. A total of 1,927,500 shares valued at $2,127,700 (share prices ranging from $0.33 to $2.00) were issued to third parties for various services. A total of 138,333 shares valued at $105,356 (share price ranging from $0.33 to $2.00) were issued for cash. A total of 853,024 shares valued at $1,250,039 (share prices ranging from $1.00 to $1.50) were issued to convert deferred salaries to equity. A total of 40,000 shares valued at $33,500 (share prices ranging from $0.90 to $1.00) to extinguish debt. A total of $204,500 shares valued at $204,000 (share prices ranging $0.90 to $1.20) to purchase intellectual film titles.



NOTE 9 - STOCK OPTIONS

In May 2003, the Company established the OBN Holdings, Inc. 2003 Stock Option Plan (the "Plan"). The Plan provides for the granting of up to 60,000 options to purchase the Company's common stock at prices no less than fair market value (as determined by the Board of Directors) at the date of grant. Options granted under the Plan will be exercisable over a period of ten years from the date of the grant. These options will vest on a pro rata basis over the term of the options. At the end of the term of the options or upon termination of employment, outstanding options will be cancelled. As of June 30, 2008, no options have been granted under the Plan.

On March 31, 2003, the Company committed to issue warrants to purchase 100,000 shares of common stock to various investors and employees. Each warrant entitles the holder thereof to purchase one share of common stock at a price per share of $40.00 beginning 180 days following the effectiveness of the Company's registration statement and ending on August 25, 2006. Each unexercised warrant is redeemable by the Company at a redemption price of $0.01 per warrant at any time, upon 30 days written notice to holders thereof, if (a) the Company's common stock is traded on NASDAQ or listed on an exchange and (b) the market price (defined as the average closing bid price for twenty (20) consecutive trading days) equals or exceed 120% of the $40.00 per share exercise price. No expense was recorded for the issuance of these warrants as the warrants (1) were issued to new investors in connection with fundraising activities or (2) had no intrinsic value under APB 25 for those warrants granted to employees (since the warrant exercise price was higher than the estimated fair value of the common stock on the date of grant). As of June 30, 2007 and 2008 no warrants had been exercised and there were no warrants outstanding.


NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                                  For the Year Ended
                                            ------------------------------
                                               June 30,         June 30,
                                                 2008             2007
                                            -------------    -------------
Numerator for basic and diluted
   profit per common share:
     Net loss                                    $23,452     ($2,239,282)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                       7,361,936       1,419,519

Net loss available to common
   stockholders per common share                     -            ($1.58)




NOTE 11 - RELATED PARTY TRANSACTIONS

See Note 7 for information related to the Company's related party notes payable.

In March 2006, a total of $200,000 of deferred salaries was converted into 200,000 of OBN shares after the Board of Directors approved a December 2005 resolution to allow executives to convert all but $50,000 of each of their deferred salaries into shares of OBN stock during a six month period beginning January 1, 2006. The conversion rate was set at $1.00 per share, which was above the closing price on the date of the resolution. The conversion period ended June 30, 2006.

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

In December 2008 the Board authorized management to convert accrued salaries into shares at the market rate. A total of $200,000 of accrued executive salaries was converted into 666,667 shares of common stock at a market rate of $0.30 per share. The shares are being held in the Company's non-qualified deferred compensation plan

In December 2008 the Company directors purchased 16,667 of company stock valued at $0.30 per share for a total purchase price of $5,000.

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


NOTE 12 - SUBSEQUENT EVENTS

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

In May 2009 executives converted $50,000 of accrued salary into 416,667 shares at $0.12 per share. The stock was trading at $0.10 per share at the time of conversion.

During May 2009 a total of 392,000 shares was sold for $0.10 per share which netted the Company $39,200 in cash.

In May 2009 a total of 348,480 shares valued at $0.10 per share were issued as payment for $34,848 of expenses associated with the development and maintenance of Company websites.



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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Name                   Age     Year Elected       Position
-----------------      ---     ------------     --------------------
Roger Neal Smith        57         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     57         2002         CFO
Anita L. DeFrantz       56         2003         Director
Barry Allen             69         2003         Director
Christine Ohama         53         2004         Director
Peter Lindhout          55         2007         Director
Alan Pemberton          53         2007         Director

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



Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2008, there were one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors has yet to establish the compensation, audit and governance committees.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2008 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

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

In December 2008 a total of 5,600,000 shares were issued to executives as bonus compensation for meeting and exceeding established performance goals during the 2007-08 fiscal year. The market price was $0.30 at the time of authorization. Therefore, a $1,680,000 compensation expense will be recorded FYE 2009 for the quarter ending December 31, 2008. The shares are being held in the deferred compensation plan.


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

                    Annual Compensation              Long-Term
                                                    Compensation
                                           Other   Common Shares
Name and        6/30                      Awards     Underlying   All Other
Position        Year                    Compensation  Warrants  Compensation
                End  Salary($)  Bonus($)     ($)      Granted(#)     ($)

Roger Smith     2008  $150,000     -0-       -0-         -0-         -0-
President       2007  $150,000     -0-    360,000*       -0-         -0-
and CEO         2006  $150,000     -0-       -0-         -0-         -0-

Larry Taylor    2008  $150,000     -0-       -0-         -0-         -0-
CFO             2007  $150,000     -0-    270,000*       -0-         -0-
                2006  $150,000     -0-       -0-         -0-         -0-

Donald Wilson   2008  $ 62,496     -0-       -0-         -0-         -0-
President       2007  $150,000     -0-    180,000*       -0-         -0-
Eclectic        2006  $150,000     -0-       -0-         -0-         -0-

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


Director Compensation

Board members that have been compensated include:

                         Amount           Date
                       ----------      -----------
Anital DeFrantz           $5,000       March, 2008
Barry Allen               $5,000       March, 2008
Christine Ohama           $5,000       March, 2008
Alan Pemberton	          $2,500       March, 2009


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



ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence
At June 30, 2008 and 2007, the Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2008 and 2007, the accrued interest on these notes totaled $62,709 and $57,670,respectively.

At June 30, 2008 and 2007, the Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2008 and 2007, the accrued interest on this note totaled $2,450 and $2,100, respectively.

The Company has short-term loans with its executives for a total of $500 and $19,598 at June 30, 2008 and 2007, respectively. A total of $19,098 and $12,157 was repaid to the executives during the year ended June 30, 2008 and 2007, respectively. The loans have no interest rate and is payable upon demand.

Related party interest expense under these notes for the year ended June 30, 2008 and 2007 was $22,345 and $22,245, respectively.

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


ITEM 14.  Principal Accountant Fees and Services

Tarvaran & Askelson Company, LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2008. The firm audited our financial statements for the years ended June 30, 2007 and 2008.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Tarvaran & Askelson Company, LLC for the year ending June 30, 2008 and 2007 were as follows:

                    Services Provided        2008       2007
                 Audit Fees                15,812    $ 17,700
                 Audit Related Fees      $      -    $      -
                 Tax Fees                $      -    $      -
                 All Other Fees          $      -    $      -
                 Total                   $ 15,812    $ 17,700

Audit Fees. The aggregate fees billed for the years ended June 30, 2008 and 2007 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2008 and 2007 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2008 and 2007 for professional services related to tax compliance, tax advice and tax planning.




                                   PART IV

ITEM 15 Exhibits, Financial Statement Schedules

None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: June 12, 2009                        /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer