Form 10-Q
period 2008-09-30
OBN HOLDINGS
filed 2009-08-06
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2008

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


As of June 30, 2009 the Company had 18,925,566 shares of its $.001 par value common stock issued and outstanding.






TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2008 (Unaudited)
         and June 30, 2008                                                1

        Consolidated Statement of Operations (Unaudited) for the
         three Month Periods Ended September 30, 2008 and 2007            2

        Consolidated Statement of Cash Flows (Unaudited) for the
         three Month Periods Ended September 30, 2008 and 2007            3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     September 30    June 30,
                                                         2008         2008
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $   694,757   $   986,482
Accounts receivables                                  1,753,670       680,306
Inventory                                             1,612,877     1,239,423
                                                     ----------    ----------
       Total current assets                           4,051,304     2,906,211

Fixed assets, net of accumulated depreciation
  of $60,809 and $60,678, respectively                       83           214
Programming rights, net of accumulated amortization
  of $98,692 and $98,192, respectively                   67,113        67,613
Film library, net of accumulated amortization
  of $315,721 and $288,637, respectively                264,419       288,863
Other intellectual properties, net of accumulated
  Depreciation of $9.900 and $5,250, respectively         9,900        11,550
Other tangible assets                                 4,846,031     4,846,031
                                                     ----------    ----------
       Total assets                                 $ 9,248,850   $ 8,120,482
                                                     ==========    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $ 1,060,510   $ 1,019,342
   Commissions payable                                  793,858      562,112
   Accrued payroll and related                          633,478       553,937
   Deferred revenue                                      39,582        47,762
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   274,447       274,322
   Notes and accrued interest payable related parties   531,612       526,026
                                                     ----------    ----------
       Total current liabilities                      3,462,913     3,112,927
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 11,762,409 and 11,357,465 shares
    issued and outstanding                               11,762        11,357
  Additional paid-in capital                         14,067,983    13,945,705
  Accumulated deficit                                (8,339,052)   (8,949,507)
  Common stock subscriptions receivable			 (6,600)           --
  Accumulated comprehensive income (loss), net           51,844           --
                                                     ----------    ----------
      Total stockholders' equity                      5,785,937     5,007,555
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 9,248,850    $8,120,482
                                                     ==========    ==========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME


                                                FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              ------------------------------
                                                  2008            2007
                                              -------------    -------------
                                                Unaudited        Unaudited

Revenue, net of affiliate costs              $  6,432,560        $       -

Cost of sales                                   4,703,400                -
                                              ------------     ------------

  Gross profit (loss)                           1,729,160                -

Operating expenses:
   General and administrative                   1,130,493          165,955
                                              ------------     ------------

Loss from operations                              598,667         (165,955)
                                              ------------     ------------


Other income (expense):
  Other income                                     17,500            2,534
  Interest expense                                 (5,712)          (5,711)
                                              ------------     ------------

     Total other income (expense), net             11,788          (3,177)
                                              ------------     ------------


Loss before income taxes                          610,455         (169,132)

Income taxes                                           -               -
                                              ------------     ------------


  Net income (loss)                            $  610,455        ($169,132)
                                              ============     ============



Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                      $0.05           ($0.04)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                   11,379,389        4,104,717
                                             ============      ============

See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -------------------------
                                                      2008          2007
                                                   ----------     ----------
                                                    Unaudited     Unaudited
Cash flows from operating activities:
   Net income (loss)                                  $610,455     ($169,132)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                           --        (2,534)
       Depreciation and amortization                    26,725        36,591
       Shares issued for services                       10,200             3
       Changes in operating assets and liabilities:
          Accounts receivable, net                  (1,073,364)           --
          Purchased inventory                         (373,454)           --
          Deferred recognize revenue                    (8,180)           --
          Accounts payable and accrued expenses        338,955        74,805
                                                    -----------   ----------
            Net cash used in operating activities     (468,663)      (60,267)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --      (130,000)
                                                    -----------   ----------
    Net cash used in investing activities                   --      (130,000)
                                                    -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs       125           125
  Proceeds from notes payable to related parties         5,586        18,587
  Repayments on notes payable                               --          (500)
  Proceeds from stock subscriptons receivable            6,600            --
  Repayments on notes payable to related parties            --       (25,733)
  Proceeds from issuance of common stock               112,783       179,985
                                                    -----------   ----------
      Net cash provided by financing activities        125,094       172,464
                                                    -----------   ----------

Effect of foreign currency rate changes                 51,844            --
                                                    -----------   ----------

Net change in cash and cash equivalents               (291,725)      (17,803)

Cash, and cash equivalents, beginning of period        986,482        19,919
                                                    -----------   ----------
Cash, and cash equivalents, end of period           $  694,757        $2,116
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:

  Purchase of programming rights with common stock          --     $ 150,000
                                                    ===========   ==========
   See accompanying notes to consolidated financial statements.



                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2008 and 2007


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

Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2008.


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

Segment Information Reporting

As of September 30, 2008 Management measures the Company's performance in three distinct segments: (1) Broadcasting Operations for which performance is measured by the types of advertisers attracted; (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent; and (3) commodity sales, for which performance is measured by the volume of product sold.

A summary of the segments for the three months ended September 30, 2008 and 2007 is presented in the tables below:


As of and for the three months ended September 30, 2008
                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets             $ 76,813    $ 65,284   $4,060,992  $5,065,761    ($20,000)  $9.248,850
Liabilities        (434,974)   (239,916)  (1,638,628) (1,169,395)     20,000   (3,462,913)
Revenues, net of
affiliate costs          -           -     6,432,560          -            -    6,432,560
Costs & expenses*   (12,937)    (16,999)  (5,651,644)   (158,025)          -   (5,839,605)
Other income (exp)       -          -         17,337         163           -       17,500
Net income (loss)  ($12,937)   ($16,999)    $798,253    (157,862)          -      610,455


As of and for the three months ended September 30, 2007


                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $206,966     $65,284           -    $2,890,560  ($1,706,843) $1,455,967
Liabilities        (575,248)   (171,920)          -      (989,127)       8,258  (1,728,037)
Revenues, net of
affiliate costs          -           -            -           -            -           -
Costs & expenses*   (23,436)    (16,999)          -      (131,231)         -      (171,666)
Other income (exp)       -           -            -         2,534          -         2,534
Net income (loss)  ($23,436)   ($16,999)          -     ($128,697)         -     ($169,132)

    *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $1,753,670 of outstanding receivables as of September 30, 2008. For the three month periods ended September 30, 2008 there were $6,432,560 of sales recognized as compared to no sales during the same period ending September 30, 2007.


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

Other Long-Lived Assets

The Filmhook internet portal asset is discussed in Note 4. The portal is an indefinite life intellectual property. The property is subject annual impairment analysis.

The programming rights assets are discussed in Note 5. Programming rights are recorded for the purchase of the right to air programming on the Company's networks. An asset is recorded for the programming rights when the license period begins. These rights are amortized to expense over the expected useful life of the programming, as the Company has the right to unlimited broadcasting of the programming.

The film library is discussed in Note 6. These assets are being amortized over their estimated useful life of 10 years.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and Filmhook internet portal) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at September 30, 2008. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. During the quarter ended September 30, 2005 the Company recorded an impairment change of $18,092. During the quarter ending June 30, 2007 the Company recorded impairment of $130,000. During the quarter ended June 30, 2008 the Company recorded an impairment expense of $165,000. Based on its analysis, the Company believes that no additional impairment of the carrying value of its long lived assets existed at September 30, 2008. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending September 30, 2008 and 2007, the Company's had no advertising costs.

Stock-Based Compensation

Through September 30, 2008, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended September 30, 2008. There is also no pro forma impact of warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September, 2008, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the quarter ended September 30, 2008:

                                               September 30,      June 30,
                                                   2008             2008
                                               -----------      ------------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                                ===========      ==========
 Total                                                0%               0%

The valuation allowance decreased by $177,000 during the quarter ended September 30, 2008 primarily from utilization of net operating losses. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2009. The September 30, 2008 profit will be netted against prior year net operating losses; further, no operating profits are expected to be generated in California, during the year ended June 30, 2009.

Net deferred income taxes are as follows as of the following dates:

                                               September 30,      June 30,
                                                   2008             2008
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 2,835,000      $ 3,042,000
   Reserves and accruals                           (13,400)         (16,000)
                                                ----------       ----------
      Total deferred tax assets                  2,821,600        3,026,000

   Less valuation allowance                     (2,821,600)      (3,026,000)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $9,000,000 in Federal and California State net operating loss carryforwards as of September 30, 2008, which, if not utilized, expires through 2028.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of September 30, 2008.


Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three months ended September 30, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board issued SFAS 157, Fair Value Measurements. This standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. It does not require any new fair value measurements, but emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this Statement establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The effective date of this standard is for fiscal period beginning after November 15, 2007. The Company has determined that adoption of SFAS 157 does not result in any additional expense as it does not change the Company's current practices.

In February 2007, the Financial Accounting Standards Board issued SFAS 159, Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company has determine that adoption of SFAS 159 does not result in additional expense as it does not change the Company's current practices.

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

In March 2008 the Financial Accounting Standards Board issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, Thus, this standard will become applicable our December 31, 2008 quarterly filing. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 161 will have on its reporting requirements.

In June 2009 the Financial Accounting Standards Board issued SFAS 165, Subsequent Events. This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard applies to interim or annual financial periods ending after June 15, 2009. Thus, this standard become applicable to the Company's June 30, 2009 10K filing. However, the Company has adopted and currently complies with SFAS 165.

In June 2009 the Financial Accounting Standards Board issued SFAS 166, Accounting for Transfers of Financial Assets. The concept of a qualifying special-purpose entities is no longer relevant for accounting purposes. All entities (as defined under previous accounting standards) should be evaluted for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. Thus becomes effective for the Company at its June 30, 2009 10K filing. The Company has concluded that this standard will have no impact on its operations because it has not special purpose entities.

In June 2009 the Financial Accounting Standards Board issued SFAS 167, Amendments to FASB Intrepretation No. 46(R). This Statement improves the financial reporting by enterprises involved with variable interest entities. It requires consolidation of Variable Interest Entities when the Company receive the primary benefit or loss related to an entity regardless of voting rights. This Statement will be effective at annual filing periods after November 15, 2009. The Company has no variable interest entities, but will adopt this statement should it become applicable in the future.

In June 2009 the Financial Accounting Standards Board issued SFAS 168,The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 at that time.

Note 3 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the three month periods ended September 30, 2008 and 2007 are as follows:

                                                         Three Months
                                                      Ended September 30,

                                                        2008        2007

Net income (loss)                                   $ 610,455   $ (169,132)
Foreign currency cumulative translation adjustments    51,844         --
                                                    ----------   ----------

Comprehensive income (loss)                         $ 662,299   $ (169,132)
                                                    ==========  ===========


NOTE 4 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of September 30, 2008 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by December 31, 2009.


NOTE 5 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended September 30, 2008 and 2007, there were no production costs, respectively. At September 30, 2008 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $103,292 leaving a $1,838 carry value at September 30, 2008.

For the three months ended September 30, 2008 and 2007, the Company recorded amortization expense of $500 and $1,500, respectively, related to its programming rights.


NOTE 6 - FILM LIBRARY

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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the three-month periods ended September 30, 2008 and 2007, the Company recorded amortization expense of $25,973 and $29,367, respectively, related to its film library.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of September 30, 2008, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when . the need arises. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of September 30, 2008, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

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


NOTE 8 - NOTES PAYABLE


The Company has $110,000 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended September 30, 2008. The principal and interest is due and payable on demand. As of September 30, 2008, the accrued interest on these notes totaled $18,833.

The Company has $329,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the quarter ended September 30, 2008. The principal and interest is due and payable on demand. As of September 30, 2008, the accrued interest on these notes totaled $66,830.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at September 30, 2008. The note has no set maturity date, and is payable upon demand. As of September 30, 2008, the accrued interest on this note totaled $2,538.

The Company has short-term loans with its executives for a total of $500, of which $0 was advanced to the Company during the quarter ended September 30, 2008. The loans have no interest rate and are payable upon demand.

Related party interest expense under these notes for the three months ended September 30, 2008 and 2007 was $5,587 and $5,587, respectively.

At September 30, 2008, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $2,917.

Non-related party interest expense under these notes for the three months ended September 30, 2008 and 2007 was $125 and $125, respectively.




NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of September 30, 2008, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------

During the quarter ending September 30, 2008 the Company issued a total of 375,944 shares of stock (valued at rates between $0.30 and $0.50 per share) to raise $112,783.

During the quarter ending September 30, 2008 the Company issued a total of 29,000 shares of stock (valued at between $0.30 and $ $0.60 per share) as payment for $10,200 of broker fees to consultants.



NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2008 and 2007:

Basic and diluted loss per common share is computed as follows:

                                               For The three Months Ended
                                            ------------------------------
                                             September 30,    September 30,
                                                 2008             2007
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                                  $610,455         ($169,133)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     11,379,389         4,104,717

Net loss available to common
   stockholders per common share                  $0.05            ($0.04)



NOTE 10 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the September 30, 2008 balance sheet date through July 15, 2009 which is the date that this document was available to be filed.

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

In May 2009 a total of 348,480 shares valued at $0.10 per share were issued as payment for $34,848 of expenses associated with the development of new Company websites.


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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three months ended September, 2008 and 2007, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2008. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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


Deferred Taxes

We record a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ favorably from those estimates used, we may be able to realize a larger portion or all of our net deferred tax assets. Such realization could positively impact our operating results and cash flows from operating activities.


RESULTS OF OPERATIONS

Total revenues for the Company were $6,432,560 and $0 for the three-month periods ended September 30, 2008 and 2007, respectively. Revenues were generated from the Company's commodity trading subsidiary that began during the quarter ending June 30, 2008.

Expenses incurred during the three-month period ended September 30, 2008 totaled $5,839,605 as compared to $171,666 for the three-month period ended September 30, 2007. Expenses increased primarily due to purchases of pork products and consulting services. Other income for three-month period ended September 30, 2008 was $17,500, as compared to $2,534 of for the same period in 2007. Changes in interest expense and tax expense are insignificant. The net income for the three-month period ended September 30, 2008 was $610,455 as compared to a net loss of $169,132 for the three month period ended September 30, 2007.

Results of operations for the three-month periods ended September 30, 2008 and 2007 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.

As of and for three months ended September 30, 2008:
                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets             $ 76,813    $ 65,284   $4,060,992  $5,065,761    ($20,000)  $9.248,850
Liabilities        (434,974)   (239,916)  (1,638,628) (1,169,395)     20,000   (3,462,913)
Revenues, net of
affiliate costs          -           -     6,432,560          -            -    6,432,560
Costs & expenses*   (12,937)    (16,999)  (5,651,644)   (158,025)          -   (5,839,605)
Other income (exp)       -          -         17,337         163           -       17,500
Net income (loss)  ($12,937)   ($16,999)    $798,253    (157,862)          -      610,455



As of and for three months ended September 30, 2007

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $206,966     $65,284           -    $2,890,560  ($1,706,843) $1,455,967
Liabilities        (575,248)   (171,920)          -      (989,127)       8,258  (1,728,037)
Revenues, net of
affiliate costs          -           -            -           -            -           -
Costs & expenses*   (23,436)    (16,999)          -      (131,231)         -      (171,666)
Other income (exp)       -           -            -         2,534          -         2,534
Net income (loss)  ($23,436)   ($16,999)          -     ($128,697)         -     ($169,132)

    *Expenses include operating expenses and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2008 and 2007. Expenses were $12,937 for the three months ended September 30, 2008 as compared to $23,436 for the same period in 2007. The net loss for this segment of operations was $12,937 for the three months ended September 30, 2008 as compared to a net loss of $23,436 for the same period in 2007.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2008 as compared to $0 during the same period in 2007. This segment incurred $16,999 of expense during the both the three months ending September 30, 2008 and 2007. Expenses included $15,625 of accrued salaries during both periods. The net loss for this segment was $16,999 for the three months ended September 30, 2008, as compared to an identical loss of $16,999 for the period in 2007.

Commodity Trading Operations

Revenues generated in this segment of operations totaled $6,432,560 for the three months ended September 30, 2008 as compared to $0 during the same period in 2007. This segment incurred $5,651,644 of expense during the three months ending September 30, 2008 as compared to $0 for the same period in 2007. Expenses included $4,703,400 of pork product purchases, $342,827 of sales commissions and $462,504 of shipping costs. Other income during the three month period ending September 30, 2008 and 2007 was $17,337 and $0, respectively. The net income for this segment was $798,253 for the three months ended September 30, 2008, as compared to $0 for the period in 2007.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended September 30, 2008 and 2007. The expenses incurred by OBN corporate were $158,025 for the three months ended September 30, 2008 as compared with $131,231 in 2007. Expenses for the three-month period ending September 30, 2008 included $75,000 of accrued salary expenses. The other income for this period was $163 as compared to $2,534 for the same period in 2007. The net loss for OBN corporate was $157,862 during the period ended September 30, 2008 as compared to a net loss of $128,697 for the same period in 2007.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008 the Company's current assets of $4,061,304 exceeded current liabilities of $3,462,913 by $598,391. Approximately 16% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares.
In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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


Entertainment Operations
- ------------------------
The liquidity issues that have plagued our broadcasting operations have been resolved by terminating our television broadcasts and satellite uplink. Thus, the Company no longer has expenses for television affiliate stations and satellite uplink. Instead, the Company has entered the Internet broadband broadcasting industry by signing an agreement with an established Internet network in February 2008. Under this agreement, the Company provides the programming content and channel scheduling while the Internet Network covers all related broadcasting costs, including costs for advertising sales and technical support. The Company receives 60% of all generated revenues. As a result our broadcast costs have been substantially reduced while our programs now reach a worldwide market.

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


Plastics Recycling Operations
-------------------------------
Liquidity is not a major concern for the plastic recycling operations that began as a result of acquiring the proprietary technology license in February 2008. The Company will not require cash until it begins its own plastic recycling operation using the exclusive technology license. In order to generate cash, the Company will sell raw materials to the Chinese facility from which the exclusive license agreement was acquired. In January 2009 the Company entered into negotiations to acquire a plastics recycling facility in the USA. After the acquisition is completed, the Company will be able to exploit the exclusive recycling technology license.


Intelligent Traffic Systems Operations
----------------------------------------
Liquidity is not a major concern for the intelligent traffic systems operations that began as a result of acquiring the proprietary technology license in February 2008. The Company is bidding on traffic system installation projects at municipalities throughout North American. As contracts are awarded, the Company will engage the Chinese company that owns the proprietary technology to supervise the installation. Little cash is required during the bidding process. We anticipate installation of the first system in North America by December 31, 2009. In addition, some traffic systems units will be sold without installation responsibility, thus requiring no cash other than sales expenses.


Commodity Trading Operations
------------------------------

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

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  August 5, 2009            By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer