Form 10-Q
period 2009-03-31
OBN HOLDINGS INC
filed 2009-10-07
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from  ________to _______

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


As of September 15, 2009 the Company had 19,998,393 shares of its $.001 par value common stock issued and outstanding.






TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2009 (Unaudited)
         and June 30, 2008                                                1

        Consolidated Statement of Operations (Unaudited) for the
         nine Month Periods Ended March 31, 2009 and 2008                 2

        Consolidated Statement of Cash Flows (Unaudited) for the
         nine Month Periods Ended March 31, 2009 and 2008                 3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23


















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                       March 31,   June 30,
                                                         2009         2008
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $   714,341   $   986,482
Accounts receivables                                  1,235,196       680,306
Inventory                                             3,112,238     1,239,423
                                                     ----------    ----------
       Total current assets                           5,061,775     2,906,211

Fixed assets, net of accumulated depreciation
  of $60,892 and $60,678, respectively                       -            214
Programming rights, net of accumulated amortization
  of $99,692 and $98,192, respectively                   66,113        67,613
Film library, net of accumulated amortization
  of $367,249 and $288,637, respectively                210,251       288,863
Other intellectual properties, net of accumulated
  Depreciation of $13,200 and $5,250, respectively        6,600        11,550
Other tangible assets                                 4,846,031     4,846,031
                                                     ----------    ----------
       Total assets                                 $10,190,770   $ 8,120,482
                                                    ===========    ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $   593,262   $ 1,019,342
   Commissions payable                                  821,831       562,112
   Accrued payroll and related                          642,822       553,937
   Deferred revenue                                      29,581        47,762
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   274,697       274,322
   Notes and accrued interest payable related parties   542,284       526,026
                                                     ----------    ----------
       Total current liabilities                      3,033,903     3,112,927
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                          --           --
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 18,441,246 and 11,357,465 shares
    issued and outstanding                               18,441        11,357
  Additional paid-in capital                         16,035,440    13,945,705
  Accumulated deficit                                (8,936,863)   (8,949,507)
  Common stock subscriptions receivable			 (7,500)          --
  Accumulated comprehensive income (loss), net           47,349           --
                                                     ----------    ----------
      Total stockholders' equity                      7,156,867     5,007,555
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $10,190,770    $8,120,482
                                                    ===========    ==========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME


                                  FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                      ENDED MARCH 31,        ENDED MARCH 31,
                                 ----------------------  ---------------------
                                    2009        2008        2009        2008
                                 ----------  ----------  ----------  ---------
                                 Unaudited   Unaudited   Unaudited   Unaudited

Revenue, net of affiliate costs  $4,458,093  $  31,250  $16,703,708  $  31,250

Cost of sales                     2,567,792          -   11,761,190          -
                                 ----------  ---------  -----------  ---------

  Gross profit                    1,891,301     31,250    4,942,518     31,250

Operating expenses:
   General and administrative       998,288    461,218    5,133,991    841,084
                                  ---------  ---------  -----------  ---------

Profit (loss) from operations       893,013   (429,968)    (191,473)  (809,834)
                                  ---------  ---------- ------------ ----------


Other income (expense):
 Other income (expense)             (59,431)   (49,964)     163,751   (218,984)
 Gain on extinguishment of debt           -          -       57,500      2,534
 Interest expense                    (5,711)    (5,711)     (17,134)   (17,134)
                                   --------- ----------  ----------- ----------

 Total other income(expense), net   (65,142)   (55,675)     204,117   (233,584)
                                   --------- ----------  ----------- ----------


Income (loss) before income taxes   827,871   (485,643)      12,644 (1,043,418)

Income taxes                              -          -            -          -
                                  ---------  ---------  -----------  ----------


  Net income (loss)                 827,871   (485,643)      12,644 (1,043,418)
                                  =========  ==========  ==========  =========



Net income (loss) available to common
 stockholders per common share:

 Basic and diluted net income (loss)
 per common share                     $0.05     ($0.08)       $0.00     ($0.19)
                                 ==========  ==========  ==========  ==========

 Basic and diluted weighted
 average shares outstanding      18,106,636  6,394,668   13,301,116  5,604,509
                                 ==========  =========   ==========  =========


See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED
                                                          MARCH 31,
                                                   -------------------------
                                                      2009          2008
                                                   ----------     ----------
                                                    Unaudited     Unaudited
Cash flows from operating activities:
   Net income (loss)                                 $  12,644   ($1,043,418)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                       57,500        (2,534)
       Depreciation and amortization                    85,276       117,922
       Shares issued for services                       50,123       296,182
       Changes in operating assets and liabilities:
          Accounts receivable, net                    (554,890)           --
          Purchased inventory                       (1,872,815)           --
          Deferred recognize revenue                   (18,181)      (31,250)
          Accounts payable and accrued expenses      1,746,037       476,270
                                                    -----------   ----------
            Net cash used in operating activities     (494,306)     (186,828)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --      (130,000)
                                                    -----------   ----------
    Net cash used in investing activities                   --      (130,000)
                                                    -----------   ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs       375           250
  Proceeds from notes payable to related parties        16,258        29,761
  Repayments on notes payable                               --        (2,500)
  Proceeds from stock subscriptons receivable           (7,500)           --
  Repayments on notes payable to related parties            --       (32,600)
  Proceeds from issuance of common stock               165,683       307,909
                                                    -----------   ----------
      Net cash provided by financing activities        174,816       302,945
                                                    -----------   ----------

Effect of foreign currency rate changes                 47,349           --
                                                    -----------   ----------

Net change in cash and cash equivalents               (272,141)      (13,883)

Cash, and cash equivalents, beginning of period        986,482        19,919
                                                    -----------   ----------
Cash, and cash equivalents, end of period          $   714,341     $   6,036
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:

  Purchase of technology licenses                   $      --    $ 4,644,781
                                                    ===========   ==========
  Purchase of programming rights with common stock  $      --    $   200,200
                                                    ===========   ==========
  Share issued to pay off debt                      $      --    $    30,100
                                                    ===========   ==========
  Conversion of accrued salaries to common stock    $   200,000  $       --
                                                    ===========   ==========
  Shares issued as payment of executive salaries    $ 1,680,000  $       --
                                                    ===========   ==========
  Shares issued as payment for accounts payables    $     1,303  $       --
                                                    ===========   ==========
  Shares issued for services                        $    24,000  $       --
                                                    ===========   ==========

   See accompanying notes to consolidated financial statements.



                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2009 and 2008


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

Operating results for the nine-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2008.


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

Segment Information Reporting

As of March 31, 2009 Management measures the Company's performance in three distinct segments: (1) Broadcasting Operations for which performance is measured by the types of advertisers attracted; (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent; and (3) commodity sales, for which performance is measured by the volume of product sold.

A summary of the segments for the nine months ended March 31, 2009 and 2008 is presented in the tables below:

As of and for the nine months ended March 31, 2009

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets             $ 51,252    $ 65,284   $5,070,282  $5,020,852    ($17,000) $10,190,770
Liabilities        (435,149)   (273,914)  (1,262,552) (1,079,288)     17,000   (3,033,903)
Revenues, net of
affiliate costs         237         100   16,703,356          15           -   16,703,708
Costs & expenses*   (38,809)    (50,997) (14,677,932) (2,111,477)          -  (16.912,315)
Other income (exp)       -          -        162,434      58,817           -      221,251
Net income (loss)  ($38,672)   ($50,997)  $2,187,858  (2,085,645)          -       12,644


As of and for the nine months ended March 31 2008


                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $160,268     $65,284   $       -    $6,917,413  ($1,714,209) $5,428,756
Liabilities        (544,173)   (205,917)          -    (1,145,858)      15,624  (1,880,324)
Revenues, net of
affiliate costs      31,250           -            -           -            -       31,250
Costs & expenses*   (70,309)    (50,997)          -      (736,912)         -      (858,218)
Other income (exp)       -           -            -      (216,450)         -      (216,450)
Net income (loss)  ($39,059)   ($50,997)          -     ($953,362)         -   ($1,043,418)


    *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $1,235,196 of outstanding receivables as of March 31, 2009. For the nine month periods ended March 31, 2009 there were $16,703,708 of sales recognized as compared to $31,250 sales during the same period ending March 31, 2008.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and Filmhook internet portal) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at March 31, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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

In August 2009 the Company engaged the services of an independent appraisal firm to determine the value of its technology licenses which are being carried on the books at $4,774,781. The appraiser is a member of the National Association of Certified Valuation Analysts. Based on the appraiser's valuation analyses, no additional impairment of the carrying value of the Company's long lived assets existed at March 31, 2009. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Advertising Costs

Advertising costs are expensed as incurred. For the nine month periods ending March 31, 2009 and 2008, the Company's had no advertising costs.

Stock-Based Compensation

Through March 31, 2009, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for during the nine month period ended March 31, 2009. There is also no pro forma impact of warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2009, the Company had no options outstanding and therefore believes the adoption of SFAS 123(R) to have an immaterial effect on the accompanying financial statements.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the quarter ended
March 31, 2009:

                                                 March 31,        June 30,
                                                   2009             2008
                                               -----------      ------------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                                ===========      ==========
 Total                                                0%               0%

No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2009. Any 2008-09 year end profit will be netted against prior year net operating losses; further, no operating profits are expected to be generated in California, during the year ended June 30, 2009.

Net deferred income taxes are as follows as of the following dates:

                                                 March 31,        June 30,
                                                   2009            2008
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 3,042,000      $ 3,042,000
   Reserves and accruals                           (10,000)         (16,000)
                                                ----------       ----------
      Total deferred tax assets                  3,032,000        3,026,000

   Less valuation allowance                     (3,032,000)      (3,026,000)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $10,000,000 in Federal and California State net operating loss carryforwards as of March 31, 2009, which, if not utilized, expires through 2028.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of March 31, 2009.


Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share" (see Note 9). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the nine months ended March 31, 2009 and 2008.

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

In December 2007 the Financial Accounting Standards Board issued SFAS 160, Non-controlling Interest in Consolidated Financial Statements. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. It requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. Further, it requires that the amount of consolidated net income attributable to the parent be clearly identified, accounted for consistently, and that changes of interests be disclosed. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company has determined that it will have little impact on its operating income or net earnings.

In March 2008 the Financial Accounting Standards Board issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, Thus, this standard became applicable at our December 31, 2008 quarterly filing. The Company has concluded that SFAS
No. 161 will have little impact on its reporting requirements.

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

In June 2009 the Financial Accounting Standards Board issued SFAS 168,The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company acknowledges the new codification and will follow the Accounting Standards updates.

Note 3 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the nine month periods ended March 31, 2009 and 2008 are as follows:

                                                          Nine Months
                                                        Ended March 31,

                                                         2009         2008

Net income (loss)                                      $ 12,644  ($1,043,418)
Foreign currency cumulative translation adjustments      47,349         --
                                                    ------------   ----------

Comprehensive income (loss)                            $ 59,993  ($1,043,418)
                                                    ============  ===========


NOTE 4 - FILM HOOK INTERNET PORTAL

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of March 31, 2009 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by December 31, 2009.


NOTE 5 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the nine-month periods ended March 31, 2009 and 2008, there were no production costs, respectively. At March 31, 2009 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of March 31, 2009. Accumulated amortization for these asset totaled $104,292 leaving a $838 carry value at March 31, 2009.

For the nine months ended March 31 2009 and 2008, the Company recorded amortization expense of $1,500 and $1,500, respectively, related to its programming rights.


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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the nine-month periods ended March 31, 2009 and 2008, the Company recorded amortization expense of $78,612 and $96,248, respectively, related to its film library.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of March 31, 2009, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when . the need arises. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of March 31, 2009, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

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


NOTE 8 - NOTES PAYABLE


The Company has $110,000 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the nine month period ended March 31, 2009. The principal and interest is due and payable on demand. As of March 31, 2009, the accrued interest on these notes totaled $21,083.

The Company has $329,910 in loans from related parties under 5% promissory notes, none of which was advanced to the Company during the nine month period ended March 31, 2009. The principal and interest is due and payable on demand. As of March 31, 2009, the accrued interest on these notes totaled $75,078.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at March 31, 2009. The note has no set maturity date, and is payable upon demand. As of March 31, 2009, the accrued interest on this note totaled $2,713.

Related party interest expense under these notes for the nine months ended March 31, 2009 and 2008 was $16,759 and $16,759, respectively.

At March 31, 2009, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $3,161.

Non-related party interest expense under these notes for the nine months ended March 2009 and 2008 was $375 and $375, respectively.


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of March 31, 2009, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------

During the nine month period ending March 31, 2009 the Company issued a total of 597,611 shares of stock (valued at rates between $0.30 and $0.50 per share) to raise $165,723.

During the nine month period ending March 31, 2009 the Company issued a total of 33,343 shares of stock (valued at between $0.30 and $ $0.60 per share) as payment for $11,503 of broker fees to consultants.

During the nine month period ending March 31, 2009 the Company issued a total of 1,680,000 shares of stock at $0.30 per share as valued at $504,000 executive bonuses.

During the nine month period ending March 31, 2009 Company executives converted $60,000 of accrued salary into 200,000 shares of stock at $0.30 per share.

During the nine month period ending March 31, 2009 the Company issued a total of 186,160 shares of stock (valued at rates between $0.15 and $0.30 per share) to pay for $39,924 of services.

NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the nine months ended March 2009 and 2008:

Basic and diluted loss per common share is computed as follows:

                                               For The Nine Months Ended
                                            ------------------------------
                                                March 31,      March 31,
                                                 2009             2008
                                            -------------    -------------
Numerator for basic and diluted
   income (loss) per common share:
     Net income (loss)                       $   12,644        ($ 971,265)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     13,301,116         5,433,166

Net loss available to common
   stockholders per common share                  $0.00            ($0.18)



NOTE 10 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the March 31, 2009 balance sheet date through September 15, 2009 which is the date that this document was available to be filed.

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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the nine months ended March 31, 2009 and 2008, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2008. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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


RESULTS OF OPERATIONS

Total revenues for the Company were $16,703,708 and $0 for the nine-month periods ended March 31, 2009 and 2008, respectively. Revenues were generated from the Company's commodity trading subsidiary that began during the quarter ending June 30, 2008.

Expenses incurred during the nine-month period ended March 31, 2009 totaled $16,912,315 as compared to $858,218 for the nine-month period ended March 31, 2008. Expenses increased primarily due to purchases of pork products and consulting services. Other income for nine-month period ended March 31, 2009 was $221,251, as compared to $216,450 of Other Expenses for the same period in 2008. Changes in interest expense and tax expense are insignificant. The net income for the nine-month period ended March 31, 2009 was $12,644 as compared to a net loss of $1,043,418 for the nine month period ended March 31, 2008.

Results of operations for the nine-month periods ended March 31, 2009 and 2008 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


As of and for the nine months ended March 31, 2009

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 51,252    $ 65,284   $5,070,282  $5,020,852    ($17,000) $10,190,770
Liabilities        (435,149)   (273,914)  (1,262,552) (1,079,288)     17,000   (3,033,903)
Revenues, net of
affiliate costs         237         100   16,703,356          15           -   16,703,708
Costs & expenses*   (38,809)    (50,997) (14,677,932) (2,111,477)          -  (16.912,315)
Other income (exp)       -          -        162,434      58,817           -      221,251
Net income (loss)  ($38,672)   ($50,997)  $2,187,858  (2,085,645)          -       12,644


As of and for the nine months ended March 31 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $160,268     $65,284   $       -    $6,917,413  ($1,714,209) $5,428,756
Liabilities        (544,173)   (205,917)          -    (1,145,858)      15,624  (1,880,324)
Revenues, net of
affiliate costs      31,250           -            -           -            -       31,250
Costs & expenses*   (70,309)    (50,997)          -      (736,912)         -      (858,218)
Other income (exp)       -           -            -      (216,450)         -      (216,450)
Net income (loss)  ($39,059)   ($50,997)          -     ($953,362)         -   ($1,043,418)


    *Expenses include operating expenses and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

Revenues generated in this segment of operations totaled $237 for the nine months ended March 31, 2009 and 2008. Expenses were $38,809 for the nine months ended March 31, 2009 as compared to $70,309 for the same period in 2008. The net loss for this segment of operations was $38,672 for the nine months ended March 31, 2009 as compared to a net loss of $39,059 for the same period in 2008.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2009 as compared to $0 during the same period in 2008. This segment incurred $50,997 of expense during the both the nine months ending March 31, 2009 and 2008. Expenses included $15,625 of accrued salaries during both periods. The net loss for this segment was $50,997 for the nine months ended March 31, 2009, as compared to an identical loss of $50,997 for the period in 2008.

Commodity Trading Operations

Revenues generated in this segment of operations totaled $16,703,356 for the nine months ended March 31, 2009 as compared to $0 during the same period in 2008. This segment incurred $14,677,932 of expense during the nine months ending March 31, 2009 as compared to $0 for the same period in 2008. Expenses included $11,900,000 of pork product purchases, $920,800 of sales commissions and $1,454,600 of shipping costs. Other income during the nine month period ending March 31, 2009 and 2008 was $162,434 and $0, respectively. The Other income was primarly due to foreign exhange rate changes. The net income for this segment was $2,187,858 for the nine months ended March 31, 2009, as compared to $0 for the period in 2008.

OBN Corporate

Revenues generated from OBN corporate operations totaled $15 during the nine months ended March 31, 2009 and 2008. The expenses incurred by OBN corporate were $2,111,477 for the nine months ended March 31, 2009 as compared with $736,912 in 2008. Expenses for the nine-month period ending March 31, 2009 included $1,680,000 of executive bonuses in the form of Company shares being held in a non-qualified deferred compensation plan and $112,500 of accrued salary expenses. The other income for this period was $58,817 as compared to $216,450 of loss for the same period in 2008. The net loss for OBN corporate was $2,085,645 during the period ended March
31, 2009 as compared to a net loss of $953,362 for the same period in 2008.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 the Company's current assets of $5,061,775 exceeded current liabilities of $3,033,903 by $2,027,872. Approximately 21% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares.
In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 per share were issued as executive bonuses. In December, executives converted $200,000 of accrued salary into 666,667 shares valued at $0.30 per share. In May 2009, executives converted $50,000 of accrued salary into 416,667 shares valued at $0.12 per share. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  October 5, 2009      By: /s/ Roger Neal Smith
                                ------------------------------
                                Roger Neal Smith
                                Chief Executive Officer