Form 10-K
period 2009-06-30
OBN HOLDINGS INC
filed 2009-11-09
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the annual period ended June 30, 2009

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

As of November 1, 2009 the Company had 20,380,903 shares of its $.001 par value common stock issued and outstanding.




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




                                     PART I

ITEM 1.  Description of Business

Corporate History
-----------------
OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in several industries, including the internet broadcasting, television/film production, plastics recycling, intelligent traffic systems the commodity import/export industries. The Company is internationally diversified with subsidiaries in China, Japan and the United States. As a holding company our primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries' growth and development. In addition, the OBN corporate office provides consulting services to firms seeking to become listed on an American stock market and import/export services.

The Company was incorporated in Nevada on January 21, 2003 as the holding company for three wholly owned entertainment operating subsidiaries: Omni Broadcasting Network ("OMNI"), Eclectic Entertainment ("Eclectic") and Products On Demand Channel ("POD"). In August 2003, the Company acquired KSSY television, which is located in San Luis Obispo County, California.

On May 21, 2004 the SEC/NASD granted formal approval for public trading by existing shareholders of OBN shares. On June 25, 2004 OBN was approved by the NASD for trading on the Over-The-Counter Bulletin Board and the Company began its effort to raise the funds necessary to implement its business plan. However, in October 2004 management decided to cancel the public offering in order to protect the stock price from "naked shorting" activity by third parties that had driven the stock price down. As a result, management never received the funds it required to fully implement its entertainment-based business plan. The Company continued on with modest growth without the IPO funding. Using funds from its founders and friends, the Company continued to broadcast its programming and operate its television station.

In July 2005, the Company acquired the All Sports Television Network and its film library in exchange for forgiveness of debt owed to the Company.
That same year, the Company produced a major television special entitled the "50th Anniversary of the Four Tops" that was broadcast on the Omni Broadcast Network and syndicated to several other competing broadcast networks reaching 80 million viewers.

In January 2006, the Company agreed to sell 60% ownership to a Sheikh from Saudi Arabia in exchange for the long term funding it sought. Unfortunately, personal circumstances prevented the Sheikh from performing on the agreement. As a result the agreement was canceled and the funding never materialized. Without funding, the Company was forced to suspend its satellite broadcasting operations and began to explore alternative methods to broadcast its programming content. In June 2007, the KSSY television station was fully impaired and ceased to be an asset. In February 2008, the Company signed an agreement to broadcast its film and television properties over the internet via a broadband network. Thus, internet broadcasting replaced the U.S. television broadcasting operations and eliminated the need for satellite uplink and television station operational expenditures.

In March 2007 the Company revised its business plan to focus on diversifying into non-entertainment related industries, and to expand globally through acquisition. The Company began working with an investment banking firm that was responsible for raising funds and identifying targets for acquisition. Unfortunately, the Company never received funds under this arrangement and was forced to seek alternative acquisition strategies. The Company was introduced to two potential acquisition targets in the China. After intensive negotiations the acquistion agreements were complete. Unfortunately, attempts to complete the SEC required acquisition audits dragged on for months and eventually abandoned so the acquisitions were never consummated. Under SEC regulations the Company could not file its quarterly or annual filing until the acquisiton audits were complete. As a result the Company was delisted from the trading exhange. The company began the arduous task of getting current with its filings and reapplying to be traded on the exchanges while using a combination of Company stock and cash to consummate other successful acquisitions.

In October 2007, the Company established OBN Holdings (HK) Ltd, a wholly owned subsidiary based in Hong Kong to handle its China operations. In February 2008, the Company entered the intelligent traffic system industry by purchasing the North American rights to proprietary technology that captures traffic violation information on video and still media. In
February 2008 the Company entered the plastics recycling industry by purchasing the exclusive North American rights to Chinese proprietary "green" technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired a trading company that currently sells pork to Japan from Mexico. In October 2008, the Company established OBN Holdings Japan Co, Ltd, a wholly owned subsidiary based in Tokyo, Japan to handle its Japan operations.

As a result of its activities, the Company has been successful in partially implementing its acquisition and diversification plan. With this filing the company is current with its SEC filings and is currently applying to be reinstated for trading on the OTCBB trading exchange. Further, the company will immediately file an S-1 to register 25 million free trading shares that will be sold into the marketplace to raise the funds necessary to more fully inplement its business plan. With the stricter "naked shorting" regulations and our more robust financials, the Company does not expect to encounter the problem it had with its initial public offering.

The Company is continually seeking and negotiating the acquisition of companies in several other geographical areas.


Employees
---------
As of June 30, 2009 OBN Holdings, Inc. employs eight full-time employees. There are three employees in the corporate offices and three employees work in our commodity trading company, one works in the Hong Kong office and one works in the Japan office. Once the funds are available and the broadband broadcasting, television/film production, plastics recycling, intelligent traffic system, listing service and commodity trading operations are fully staffed we expect to employ over one hundred full-time employees.


Competition
-----------
Entertainment Industry. The Company transitioned from television satellite broadcasting to broadband internet broadcasting which is a relatively new distribution method. The switch allows our hundreds of film titles to be broadcast worldwide for substantially reduced cost. We no long have satellite uplink, television station affiliate or sales personnel expenses. Programming is available for viewing on computers or televisions. Advertising revenues are shared on a 60/40 basis with our broadband host. Competition among broadband channels is not significant when you consider a worldwide audience. Viewing statistics are available for potential advertisers. In addition, the Company has several entertainment projects that will be staged in China and Japan at selected venues. Competition in this market is significant so the Company has agreements with a Chinese and Japanese promoter for these projects

Plastics Recycling Industry. There are hundreds of companies around the world that recycle one or more of the 50 different types of plastic. For most recyclers the polymers must be of nearly identical composition. The methods they use include mechanical recycling, hydrogenation, gasification and thermal cracking. Only a few facilities have the capability to recycle mixed types and colors. Alternative processing methods that attempt to address plastics' "macro-molecular" structure and allow recycling of mixed plastics include condensation polymerization, thermal de-polymerization, and heat compression. DuPont has opened a pilot condensation polymerization plant which was essentially the inverse of the original polymerization reaction, but the plant was closed for economic reasons. A pilot thermal de-polymerization plant exists in Carthage Missouri. Heat compression plants, where the plastics are melted and pumped through heated pipes into casting moulds, exists in Australia and Japan. Our plastics recycling equipment uses a proprietary process that enables it to recycle virtually any combination of plastics and colors. It has little direct competition in China, the largest market in the world. Plans are underway to construct a state of art facility in China to meet increasing international demand for recycled plastics.

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

Commodity Trading Industry. Kyodo USA is among a limited number of firms that have been issued a special USDA permit that is required to transport pork through the United States for shipping to Japan. Since September 11, 2001, obtaining permits have been more difficult. As a result, Kyodo USA is positioned for substantial growth with limited competition. The Company is currently implementing a growth program whereby operations are expanded to include additional suppliers, additional products (e.g., chicken, beef) and additional customer customers in China, Columbia and Japan. Further, the Company will began distributing an exclusive line of comestics from Japan.



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

The Company has acquired the exclusive North American rights to a Chinese proprietary "green" process for converting "unrecyclable" plastic into reusable plastic pellets. The process requires specially engineered equipment that is not available anywhere else in the world. The company will employ the process in facilities in other geographical location outside the Peoples Republic of China.

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

The Company developed two internet portals. The first supports our "Blues in China" project wherein we are introducing the Blues music to China through several venues, including concerts, contests and Blues cafes. We are working with a Chinese promotion firm for this project. The second internet portal supports our Music on Demand" project, which community based portal focusing solely on interactive music promotions.


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

Entertainment. The company's entertainment operations include Internet broadcasting, staged entertainment events, music production and film production. There is significant competition in each of these areas, but the Company has competitive advantages. In the broadcast industry the Company has contracted with an experienced Internet broadcasting company to host its two broadcast channels. In exchange for covering the cost of all operating activities the Internet company receive 40% of revenues. The Company need only provide its programming content.

For the staged entertainment events, the Company has established a substantial network of contacts in China and Japan. Western firms seldom have the opportunity to stage these type of projects without the Chinese government approvals or involvement. All of the Company's projects have the approval of the Chinese government. The Company executives have established good working relationships with attorneys, translators, bankers, promoters, accountants and other professionals. They are in contant contact with project leaders and the Company's Hong Kong office. The same is true for the Japanese market.

As for television, film and music production, there are literally thousands production companies, all vying to have their completed projects distributed. A few production companies are owned or aligned with the major broadcast networks. The others are at the mercy of the relatively few distribution outlets available. Through the Company's Internet broadcast channels, Eclectic productions are guaranteed a distribution outlet. Alternatively, Eclectic may choose to syndicate a program and have it aired television networks as it did with its 2006 Four Tops Special production that was successfully syndicated to eighty million (80,000,000) households via several networks, including ABC, CBS and PBS.

Plastics Recycling. There are two competitive advantages that our plastics recycling operations has over other facilities: 1) low cost and 2) technology. For the most part, this business is low tech, labor intensive work. Thus, the low wage rates and large labor pool makes the Chinese workforce ideal. Many of the industrialized countries such as the United Kingdom and Australia send their plastics discards to China for recycling. We have plans to construct a new facility that will double capacity and consolidate operations under one roof. All equipment used in our recycling process is custom built in order to protect the proprietary methods and to minimize costs. We recycle only "non-recyclable" plastics for which there is no competition. Thus, marketing for this technology will highlight its environmental and cost saving aspects.

Intelligent Traffic Systems. There are several competitive advantages for our traffic systems operations. The systems are uniquely designed to determine acceleration and deceleration through an intersection, thereby determining whether a driver is attempting to avoid detection. Further, the technology captures illegal turns, crossing lines detection, and a host of other traffic violations. To our knowledge, no other system has this unique cadre of capabilities. Further, this technology allows for revenue sharing with municipalities. Therefore, the marketing program for this technology includes one for direct sales as Build to Transfer (BOT) to municipalities in developing countries and another to contractors who will install/monitor the installation under a Build-to-operate (BOO) contract.

Commodity Trading. Currently the Company exports pork products from Mexican suppliers to Japanese customers. However, a substantial expansion program is underway to increase the product line to beef, chicken and other meat products. In addition, a cosmetics line is being added. Further, the program expands the customer base to other countries in Asia, such as China, Korea and Thailand, and to countries in South America, such as Columbia, Brazil and Argentina. Each commodity has its own marketing strategy and competitive advantage. The competitive advantages for our current pork trading operations are the USDA permits and existing management's extensive contacts throughout the industry. Under OBN management numerous productivity improvement methods will be instituted so that Kyodo management can focus on implementing the marketing plan.


ITEM 2. Description of Properties

Our office headquarters is located at 8275 South Eastern Ave., Suite 200;
Las Vegas, Nevada 89123. It is a leased executive suite space at a monthly rate of $250. Our Los Angeles based executives now use an executive suite located at 1100 Glendon Avenue, 17th Floor, Los Angeles, California.
In addition, we have a resident agents and executive suite offices in Hong Kong and Japan for annual fees of $3,000 each. OBN also has office facilities available to us in Shenzhen, China (South), Beijing, China (Central) and Shenyang, China (North). We expect to renew all of our agreements at current market rates.


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


ITEM 4. Submission of Matters to a Vote of Security Holders

None



                                    PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently trading on the Pink Sheets under the symbol "OBNI." Our stock price, like that of other Pink Sheet companies, can be highly volatile. The stock price may be affected by such factors as:

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

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2009 for our common stock.

                      Quarter Ended        High    Low

                    September 30, 2008    $0.80   $0.30
                    December 31, 2008      0.80    0.30
                    March 31, 2009         0.65    0.24
                    June 30, 2009          0.44    0.11

As of June 30, 2009 there were approximately 200 shareholders of record who own our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

An executive compensation stock option plan was developed and approved by the Board of Directors prior to the Company making its stock available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2009 that have not been previously reported.


ITEM 6. Selected Financial Data

The selected financial data contained in the chart below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.


                                             Years Ending June 30
                        ----------------------------------------------------------
                            2009        2008        2007        2006         2005
OPERATING RESULTS
Revenue                  18,310,437   2,001,589           -     247,382      35,210
Gross profit (loss)       3,283,179   1,122,350           -      33,779     (16,424)
Net income (loss)        (3,367,531)*    23,452  (2,239,282) (1,006,728) (1,296,092)

PER SHARE DATA
Wgtd Avg Common Shares** 15,350,738   7,361,936   1,419,519     655,951     600,681
Loss per Common Share         (0.22)       0.00       (1.58)      (1.50)      (2.20)

TOTAL ASSETS              7,741,417   8,120,482     585,580     523,030     646,020

CAPITALIZATION & DEBT
Total Liabilities         3,695,933   3,112,927   1,666,886   3,152,715   2,680,177
Capital Lease                49,396      49,396      49,396      49,396      54,530
Common Stock (000)           19,931      11,357       3,812       6,774       6,168
Paid in Capital          16,330,449  13,945,706   7,887,841   4,097,218   3,686,624
Accumulated Deficit     (12,317,038) (8,949,507) (8,972,959) (6,773,677) (5,726,949)



 * Includes a one time special performance bonus of $1,680,000 to executives and $981,458 spoilage charges due to swine flu concerns
 ** Adjusted for 10:1 reversed stock split implemented in April 2007



ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

After years of losses, the Company reported its first profitable year with its fiscal year ending June 30, 2008 filing. Unfortunately, this milestone was reached at time when the Company was not trading on the OTCBB, having been delisted a year early because SEC regulations prevented it from submitting any filings until the acquisition audits related to two attempted Chinese acquisitions were completed. By the time the Company concluded that impediments in Chinese operations precluded the acquisition audits from ever being completed the Company was several periods behind its filings. Thus, the Company canceled the acquisition agreements and began the arduous task of catching up on its filings. With this filing the Company is current with it SEC filing and has begun the application back to trading on the OTCBB. Moreover, it will immediately file an S-1 to register 25 millions shares of free trading stock to be sold into the market to raise the working capital it sought for so long.

Having reached the profitability milestone, the Board rewarded executives with a one time special stock bonus valued at $1,680,000. The shares are being held in a Non-Qualified Deferred Compensation Plan and will not be available to executives until May 2011. The award was expensed during the fiscal year ending June 30, 2009 and accounts for much of the loss reported this year. In addition, market conditions in its pork exporting operations were negatively affected by the news of the swine flu. Sales in this segment of the business dropped significantly. As a result the company was forced to launch a customer educational campaign and reduce it gross profit margin to under 20% during the third and forth quarters in order to spur sales. Moreover, the Company expensed $981,458 as soilage charges as customer reduced orders. It took several months for customers to renew orders after learning that pork consumption was not the cause of the swine flu. Customers are beginning to place new orders and sales are increasing again. Further, the Company will increase its customer base and re-establish a higher gross profit margin in future months. Thus, management believes that the reported loss for this year is not indicative of future profitability.

During the fiscal year ending June 30, 2009, sales in the Company's commodity export segment were strong in the first two quarters with $6,432,560 and $5,811,803, respectively. However, with the swine flu out break sales declined to $4,458,993 and $1,606,336 for the third and forth quarters. Commodity export segment sales increases are expected to be significant in the coming quarters as the Company is expanding its product lines and services. For example, the exporting food products will be expanded to include beef and chicken. Further, we have acquired the rights to export an established Japanese cosmetics line. These and other products will be sold in Asian countries, such as China, Korea and Thailand, and in South American Countries, such as Columbia, Brazil and Argentina. Thus, the Company anticipates the most significant growth in its commodities export segment.

During the fiscal year ending June 30, 2009 sales in the entertainment segment were only $437 as there was inadequate working capital to complete projects. However, growth in this segment is also expected to be significant during coming quarters. Several projects that were in the developmental stages in past years will come to fruition during the upcoming fiscal year. Among them is the Micheal Jackson impersonation China tour that will begin in December 2009. Several dates are scheduled in major cities.
Another project is the "Blues in China" project where numerous "Blues" artists will tour China and Japan. The tour is scheduled to begin in the summer of 2010 and an interactive Internet portal will solicit participation in "Blues" contests throughout China. Utimately, the project will lead to the opening of Blues cafes in selected cities. In addition, the Company has booked talent to participate in the 2010 World Exposition that will be held in Shanghai from May through October. Over 70,000,000 people are expected to attend the Expo. Further, the Company has scheduled a tour for professional basketball players to play games and conduct clinics in mid-sized cities in China during the Spring of 2010. These projects are being staged with our Chinese promotional partner who is sanctioned by Chinese government to stage the events under cultural expansion and exchange programs. With adequate working capital an advertising sales program will be implemented to suport our internet broadcasting operations and we will add another sports channel. Further, the Company's "Music on Demand" and "Filmhook" Internet portals will be online within the next few months. The Company's broadband broadcasting channels and internet portals provide very cost effective outlets for promoting any products and services that it will offer in the future.

During the fiscal year ending June 30, 2009 sales there were no sales generated from the Company's "green" technology licences which were acquired last year. The intelligent Traffic System license gives exclusive North American and nonexclusive rights elsewhere outside
China for a period of seventy years. The proprietary plastics recycling gives exclusive North American and nonexclusive rights elsewhere outside China for a period of seventy years. Both licensed were appraised by an independent firm as part of the impairment analysis and were valued at $4,640,000 and $3,793,000, respectively. The Company has developed marketing plans for both licenses and will begin implementation during the coming quarters. Use of the intelligent traffic system technology will lead to reductions pollutants in the atmosphere. Use of the proprietary plastics recycling technology will allow certain types of plastics that were deemed "unrecyclable" to be diverted from landfills. The Company will establish a "green" technologies segment of operations once these programs are underway.

In an effort to increase shareholder value, management continues to implement the Company's plan to grow through a combination of horizontal integration and geographic expansion. Management is actively seeking out and acquiring profitable businesses. We believe that our management team is well suited to enhance operations of acquired entities. Prior to creating OBN, the top executives were business consultants to well over 300 companies in numerous industries and countries, ranging from small private firms to Fortune 500 conglomerates, in the areas of operations management, productivity improvement, accounting, marketing and finance. The Company is an "incubator" that nutures and expands the operations of its acquired subsidaries.

Management's goal is to increase shareholder value. The Company's efforts to fully implement its business plan of acquisition and subsidiary development. Financial risks will be minimized by geographical and industry diversification. In order to fund the remaining elements of its business plan, management will immediately file an S-1 to register
25 million free trading shares that will be sold into the markets as cash is required. However, the revenues generated from the current operations may make the sale of all registered shares unnecessary.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2009, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company reports a loss of $3,367,532 during the year ended June 30, 2009. Further, the accumulated deficit was $12,317,038 and the net working capital was a negative $1,248,400 at June 30, 2009. The cash balance was $616,581.

Management's plans include obtaining additional capital through equity financing sources. During the three month period subsequent to June 30, 2009 have we raised $30,000. In addition, the Company plans to raise additional funds from the sell of the 25 million shares it will register when it files its S-1 registration statement during the quarter ending December 31, 2009.


Liquidity and Capital Resources

As of June 30, 2009 the Company's current liabilities of $3,695,933 exceeded current assets of $2,447,533 by $1,248,400. Approximately 19% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. During the Board of Directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000 into OBN common stock.
The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 an additional $727,369 of accrued salaries were converted into 1,091,051 shares. In
March 2007 an additional $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 per share were issued as executive bonuses. In December, executives converted $200,000 of accrued salary into 666,667 shares valued at $0.30 per share. In May 2009, executives converted $50,000 of accrued salary into 416,667 shares valued at $0.12 per share. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

Management believes that the acquisition of Kyodo USA in June 2008 minimizes future liquidity issues because of its strong cash flow and cash balances in its bank accounts. In addition, the Company continues to raise additional capital through equity financing sources. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. The Company intends to raise additional funds through a S-1 registration filing and anticipates implementing its business plan to expand its acquisition and development plans.

The liquidity issues for each segment are addressed below.


Entertainment Operations
------------------------
The liquidity issues that have plagued our broadcasting operations have been resolved by terminating our over-the-air television broadcasts and satellite uplink. Thus, the Company no longer has expenses for television affiliate stations, satellite uplink and satellite transponder space. Instead, the Company has entered the Internet broadband broadcasting industry by signing an agreement with an established Internet network in February 2008. Under this agreement, the Company provides the programming content and channel scheduling while the Internet Network covers all related broadcasting costs, including costs for advertising sales and technical support. The Company receives 60% of all generated revenues. As a result our broadcast costs have been substantially reduced while our programs now reach an international market.

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

Staging overseas entertainment tours and events have not experienced liquidity concerns. The Company works with international partners that typically cover the out-of-pocket costs for these events. Our primary contribution to projects is obtaining the talent and managing U.S based logistics.


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


Commodity Trading Operations
----------------------------
There is no liquidity issue related to the commodity trading operations that were acquired in June 2008 as Kyodo USA has adequate cash flow. In fact, the Company anticipates that some of the excess cash from these operations will support other OBN operations via intercompany transfers. However, no formal arrangements for intercompany transfers exist as of June 30, 2009.



Critical Accounting Policies

This document was prepared prior to the requirement to reference the new accounting codifications. Reference to codification is required for filings beginning with the September 30, 2009 period.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results. At June 30, 2009 the allowance for doubtful accounts was $150,000.

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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and Filmhook internet portal) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at June 30, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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

In August 2009 the Company engaged the services of an independent appraisal firm to determine the value of its technology licenses which are being carried on the books at $4,774,781. The appraiser is a member of the National Association of Certified Valuation Analysts. Based on the appraiser's valuation analyses, no additional impairment of the carrying value of the Company's long lived assets existed at June 30, 2009. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.


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

4) Revenue is recognized from meat trading operations after the order is received, the customer invoice is issued and the customer receives the product. Invoices issued prior to the customer receiving the product are recorded as deferred revenue. Deferred revenue is then recognized as revenue when the customer takes ownership of the product.


5) Revenue generated from intelligent traffic system operations and recycling is recognized after the customer is invoiced and the product has been delivered to the customer. If the system is to be installed, then a percentage of completion method is used to recognize revenue.


Inventories

Inventories are valued at the lower of cost or market. Inventory includes direct material costs, whereby product is typically in inventory for periods less than three weeks due to spoilage concerns. Morover, the majority of inventory is in-transit to customers.

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the period ending June 30, 2009 a total of $1,750,769 was expensed for shipping related services.



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


Results of Operations

The figures as of and for the year ended June 30, 2009 are shown in the chart below:


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets            $  42,288   $ 194,753   $2,455,401  $7,917,416  ($2,868,541) $ 7,741,417
Liabilities        (438,123)   (420,282)  (1,873,264) (1,108,633)     144,369   (3,695,933)
Revenues, net of
affiliate costs         337         100   18,309,693         307           -    18,310,437
Costs & expenses*    50,848      67,996   19,483,676   2,298,254           -    21,900,774
Other income (exp)        0          -       163,988      58,817           -       222,805
Net income (loss) ($ 50,511)   ($67,896) ($1,009,995)($2,239,130)          -   ($3,367,532)


For year ended June 30, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items
Assets              $87,022     $65,284   $2,905,053  $7.787,295  ($2,724,172) $ 8,120,482
Liabilities        (434,887)   (222,917)  (1,330,144) (1,124,979)          -    (3,112,927)
Revenues, net of
affiliate costs     125,098          -     1,876,491          -            -     2,001,589
Costs & expenses*   143,742      67,996    1,262,332     972,506           -     2,446,576
Other income (exp)   15,624          -       (64,836)    357,254           -       308,042
Net income (loss)   ($3,019)   ($67,996)    $549,323   ($454,856)          -    $   23,452

    *Expenses include operating expenses and cost of sales.

There were $18,310,437 of revenues for the fiscal year ended June 30, 2009 as compared to revenues that totalled $2,001,589 for the 2008 fiscal year. Expenses incurred during the year ended June 30, 2009 totaled $21,900,774 as compared to $2,446,576 for the 2008 fiscal year. The 2009 expenses include $15,027,258 for cost of goods sold and $1,680,000 of deferred executive bonuses, $315,181 of deferred salaries and $981,458 of spoilage associated with the swine flu concerns. Other income for the fiscal year ended June 30, 2009 was $222,805 as compared to other income of $308,042 for fiscal year ended June 30, 2008. This was comprised of $163,988 gain on foreign currency rate exchanges and a $57,500 gain on debt settlement. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2009 was $3,367,532 as compared to a net income of $23,452 for the 2008 fiscal year.

Reconciling items consist of inter-company balances. There were no reconciling items for revenue and expenses. Balance sheet reconciling amounts represent the elimination of subsidiary accounts. All revenues are from customers in the United States and all long-lived assets are located in the United States.


Broadcasting Operations
-----------------------
Revenues generated from this segment of operations during fiscal 2009 were $337 compared to $125,098 revenues in fiscal 2008. Expenses were $50,848 for the year ended June 30, 2009, as compared to $143,741 for fiscal 2008. The 2009 expenses were primarily amortization expenses. There was no Other income or Other Expenses in 2009 as compared to $15,624 for 2008. Net loss in 2009 for this segment of operations was $50,511, as compared to net income totaling $3,019 in 2008.


TV & Film Production Operations
-------------------------------
Revenues generated from this segment of operations during 2009 was $100 as compared to zero for 2008. The Company incurred $67,996 of expense during 2009, 2008. Both years included $62,496 of accrued payroll expenses and $5,500 of general and administrative expenses. There was no other income for 2009 or 2008. The 2009 and 2008 net loss for this segment of operations was $67,896 and $67,996, respectively.


Commodity Trading
----------------
Revenues generated from this segment of operations during fiscal 2009 were $18,309,693 as compared to $1,876,491 revenues in fiscal 2008. Expenses were $19,483,6763 for the period ending June 30, 2009 and $1,262,332 for the year ended June 30, 2008. Included were $15,027,258 for cost of goods sold and $6,847,783 for general administrative expenses. Other income for the year ending June 30, 2009 was $163,988 as compared to $64,836 of Other Expense for same period ending June 30, 2008. The net loss for commodity trading operations for the year ending June 30, 2009 $1,009,995 as compared to $549,323 of income in 2008.


OBN Corporate
-------------
OBN corporate generated $307 in revenue during the year ended June 30, 2009, and no revenue for the year ended June 30, 2008. The expenses incurred by OBN corporate were $2,298,254 for the year ending June 30, 2009 as compared to $972,506 for the year ended June 30, 2008. The 2009 amount included $315,181 of deferred salaries and $1,680,000 of special one time deferred executive bonuses. Other income for 2009 was $58,817 compared to $517,651 for 2008. The 2009 net loss for the corporate office was $2,239,130, as compared to $454,856 for 2008.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


ITEM 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms                  15

Balance Sheet as of June 30, 2009 and 2008                                 17

Statements of Operations for the years ended June 30, 2009 and 2008        18

Statements of Stockholders' Deficit for the
   years ended June 30, 2009 and 2008                                      19

Statements of Cash Flows for the years ended June 30, 2009 and 2008        20

Notes to Financial Statements                                              21





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of OBN Holdings, Inc.

We have audited the accompanying consolidated balance sheets of OBN Holdings, Inc. (a Nevada corporation) and subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of earnings and comprehensive income, stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OBN Holdings, Inc. as of June 30, 2009 and 20008, and the consolidated results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note 1, the Company has limited operating cash flows and does not have sufficient working capital to fully fund its operations, which creates substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to this matter is also discussed in
Note 1. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Tarvraran Askelson & Company LLP


Laguna Niguel, California
November 6, 2009








                                   OBN HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                                                June 30,
                                                           2009        2008
                                                       -----------  ----------
ASSETS

Current assets:
Cash and cash equivalents                              $  616,581   $  986,482
Accounts receivables, net of $150,000 and $0
   allowance for doubtful accounts, respectively          882.872      680,306
Inventory                                                 948,080    1,239,423
                                                        ----------  ----------
       Total current assets                             2,447,533    2,906,211

Fixed assets, net of accumulated depreciation of
 $60,892 and $60,678, respectively                             -           214
Programming rights, net of accumulated amortization
 of $100,192 and $98,192, respectively                     65,613       67,613
Film library, net of accumulated amortization of
 $390,373 and $288,637, respectively                      187,127      288,863
Other intellectual properties, net of accumulated
 depreciation of $19,387 and $5,250, respectively         195,113       11,550
Other tangible assets                                   4,846,031    4,846,031
                                                       ----------   ----------
       Total assets                                  $  7,741,417   $8,120,482
                                                     ============   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        472,344   $1,019,342
  Commissions payable                                     786,792      562,112
  Accrued payroll and related                             691,142      553,937
  Deferred revenue                                        790,650       47,762
  Capital lease obligations                                49,396       49,396
  Programming rights payable                               80,030       80,030
  Notes and accrued interest payable                      277,709      274,322
  Notes and accrued interest payable to related parties   547,870      526,026
                                                       ----------    ---------
       Total current liabilities                        3,695,933    3,112,927
                                                       ----------    ---------

Stockholders' equity:
  Undesignated preferred stock, $0.001 par value;
   20,000,000 shares authorized; no shares issued
   and outstanding                                              --          --
  Common stock; $0.001 par value; 500,000,000 shares
   authorized; 19,930,903 and 11,357,465 shares issued
   and outstanding, respectively                            19,931      11,357
  Additional paid-in capital                            16,330,449  13,945,705
  Accumulated deficit                                  (12,317,038) (8,949,507)
  Subscription receivable                                   (7,500)         --
  Accumulated comprehensive income, net                     19,642          --
                                                        ----------   ---------
       Total stockholders' equity                        4,045,484   5,007,555
                                                        ----------   ---------

       Total liabilities and stockholders' equity      $ 7,741,417  $8,120,482
                                                       ===========  ==========

  See accompanying notes to consolidated financial statements.




                                 OBN HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2009              2008
                                              -------------    -------------
Revenue, net of affiliate costs               $ 18,310,437    $  2,001,589

Cost of sales                                   15,027,258         879,239
                                              ------------     ------------

  Gross profit                                   3,283,179       1,122,350

Operating expenses:
   General and administrative                    6,847,782       1,544,491
                                              ------------     ------------

Loss from operations                            (3,564,603)       (422,141)
                                              ------------     ------------


Other income (expense):
  Other (expense)                                  165,305         (11,109)
  Impairment of programming rights                       -        (165,000)
  Gain on debt extinguishment                       57,500          58,564
  Interest expense                                 (25,733)        (22,846)
                                              ------------     ------------

     Total other income (expense), net             197,072        (140,391)
                                              ------------     ------------


Loss before income taxes                        (3,367,531)       (562,532)


Income taxes                                           -                -
                                              ------------     ------------

Income (loss) before extraordinary item:

  Extraordinary item: Kyodo Acquisition (less
     applicable taxes of $0)                           -           585,984


  Net income (loss)                            ($3,367,531)      $   23,452
                                              ============     ============

Foreign currency transaction adjustment             19,642              -
                                              ------------     ------------


Comprehensive loss, net of $0 taxes           ($3,347,889)              -
                                              ============     ============

Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                      (0.22)               -
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    15,350,738       7,261,936
                                              ============     ============

See accompanying notes to consolidated financial statements.




OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2009 and 2008




                           Undesignated
                           Preferred Stock   Common Stock    Additional                  Total
                           ---------------  ---------------   Paid-in    Accumulated  Stockholders'
                           Shares  Amount   Shares   Amount   Capital      Deficit   (Deficit)Equity
                           ------  ------   ------   ------  ---------   -----------  ------------


Balance, June 30, 2007       --     --   3,812,157   3,812  $7,887,841   ($8,972,959) ($1,081,306)


Stock issued for cash        --     --     645,344     645     233,264          --        233,909

Stock issued for purchase
  of technology licenses     --     --   4,348,125   4,348   4,195,852          --      4,200,200

Stock issued for purchase
  of Kyodo USA, Inc.         --     --     800,000     800     599,200          --        600,000

Stock issued to retire
  debt                       --     --       9,000       9       5,091          --          5,100

Stock issued for services    --     --   1,742,849   1,743   1,024,457          --      1,026,200

Net income (loss)            --     --        --       --         --           23,452      23,452
                           ------ ------ ---------  ------   ---------   ------------  -----------

Balance, June 30, 2008       --     --  11,357,465  11,357  13,945,705     (8,949,507)  5,007,555
                           ------ ------ ---------  ------   ---------   ------------  -----------

Stock issued for cash        --     --   1,115,276   1,115     216,107          --        217,222


Stock issued for services    --     --   6,374,828   6,375   1,919,721          --      1,926,096

Stock issued for conversion
  of salaries payables       --     --   1,083,334   1,084     248,916          --        250,000

Subscripion receivable       --     --        --       --         --            --         (7,500)

Comprehensive income         --     --        --       --         --            --         19,642


Net income (loss)            --     --        --       --         --       (3,367,531) (3,367,531)
                           ------ ------ ---------  ------   ---------    ------------ -----------

Balance, June 30, 2008       --     --  19,930,903  19,931  16,330,449    (12,317,038)  4,045,484
                           ------ ------ ---------  ------   ---------    ------------ -----------



                                   OBN HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           FOR THE YEARS ENDED
                                                                 JUNE 30,
                                                         -------------------------
                                                            2009          2008
                                                         ----------     ----------
Cash flows from operating activities
 Net profit (loss)                                      ($3,367,531)   $   23,452
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                           117,548       161,371
    Impairment expense                                            -       165,000
    Extraordinary gain                                            -      (585,984)
    Other income (expense)                                        -       (58,564)
    Gain on settlement of debt                               57,500             -
    Shares issued for intangible assets                    (194,700)            -
    Shares issued for services                            1,926,096     1,026,200
    Changes in operating assets and liabilities:
       Accounts receivable, net                            (202,566)     (680,306)
       Purchased inventory                                  291,343    (1,239,423)
       Deferred revenue                                     742,888       (77,238)
       Accounts payable and accrued expenses                  4,967     1,866,898
                                                         -----------   -----------

       Net cash provided by (used in) operating activities (624,555)      601,406

                                                         -----------   -----------

Cash flows from investing activities:
   Purchase of intangible assets                                  -      130,000
                                                         -----------   -----------

       Net cash provided by investing activities                  -      130,000
                                                         -----------   -----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs          3,387           500
  Proceeds from notes payable to related parties             21,844        35,848
  Repayments on notes payable                                     -        (2,500)
  Proceeds from stock subscriptions receivable		     (7,500)            -
  Repayments on notes payable to related parties                  -       (32,600)
  Proceeds from issuance of common stock                    217,181       233,909
                                                         -----------   -----------

       Net cash provided by financing activities            234,912       235,157
                                                         -----------   -----------

Effect of foreign currency rate changes                      19,642            -

Net change in cash and cash equivalents                    (369,901)      966,563

Cash, and cash equivalents, beginning of period             986,482        19,919
                                                         -----------   -----------

Cash, and cash equivalents, end of period                $  616,581       986,482
                                                         ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                                --            --
                                                         ===========   ===========
         Income taxes                                    $       --    $       --
                                                         ===========   ===========

Supplemental disclosure of noncash investing and financing activities:

   Purchase of programming rights with common stock      $       --    $  200,200
                                                         ------------   ---------

   Shares issued to pay off debt                         $       --    $    1,500
                                                         ------------  -----------

   Conversion of salaries payable to common stock        $   250,000   $       --
                                                         -----------   -----------

   Payments of executive bonuses with common stock       $ 1,681,303   $       --
 						          ----------   -----------

   Purchase of intangible assets                         $   194,700  $ 4,774,781
                                                         -----------  ------------

   Purchase of commodity trading subsidiary             $        --  $   600,000
                                                         -----------  ------------

   See accompanying notes to consolidated financial statements.




                                   OBN HOLDINGS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Organization

Nature of Operations and Principles of Consolidation
----------------------------------------------------

OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in entertainment, importing/exporting of meat products, plastics recycling and intelligent traffic systems industries. Moreover, the Company is internationally diversified with subsidiaries in China and the United States. As a holding company its primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries growth and development.

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


Going Concern

At June 30, 2009 the report of our independent registered public accounting firm includes a "going concern" statement. Several factors influenced the their decision to include this statement as because the criteria for inclusion of a "going concern" statement was have changed since out last annual filing. The auditor considers factors such as the state of the economy, trends in earnings, current profitability, aging of liabilities and aging of receivables, whereas in the past the criteria was a measure of the Company's ability to meet obligations and operating expenses for upcoming twelve month period.

The economy has had a negative impact on the Company's operations. More specifically, the swine flu (H1N1 virus) concerns have resulted in less customer orders of pork products and lower margins. Trends in earnings were also negative as the Company experienced losses during four of the last five annual reports. The company reported a $3,367,532 loss for the fiscal year ending June 30, 2009. Most of the $3,695,933 of outstanding liabilities had been on the books for more than twelve months and nearly 50% of the $882,872 of receivables was recorded more than twelve months ago. Thus, inclusion of a "going concern" statement was appropriate.

The Company recognizes that it must adequately address each of the above factors to have the "going concern" statement removed. Management's plans and progress toward achieving that end includes the following.

1) Economy. By all indications, except employment figures, the economy has begun to improve since the balance sheet of this report. This is evidence by increases in financial activity around the world. Management immediately initiated an educational and marketing plan upon learning that swine flu was not caused by eating pork products. News and scientific reports have helped our cause to educate customers and increase sales. We have seen positive results as customer sales have begun to increase. Sales for the quarter ending September 30, 2009 were more than twice those for the quarter ending June 30, 2009. Moreover, we have noted increased activity in our entertainment segment with several projects planned in China and Japan during this current fiscal year. Additionally, our continuing development of OBN's operations outside of the United States further insulates us from the economic problems one would experience when operating in a single region.

2) Profitability. The loss reported for the year ending June 30, 2009 is attributable to three major reasons. First, the Company made one time special stock bonus to executives in the amount of $1,680,000. The stock is being held in a non-qualified deferred compensation plan until May 2011. Secondly, the Company incurred $980,000 of pork product spoilage associated with the swine flu concerns. Thirdly, sales of pork products took precipitously decrease as result of the swine flu. Management believes that each of these is special one time events that are unlikely to occur in the future. Further, Management believes that if not for these events the Company would have reported a profit for the period ending
   June 30, 2009.

3) Trends. As indicated above, the Company reported a loss in four of last five year annual filings. The first year with positive earnings was last year and Management had every reason to believe that a profit would be posted for this year end at June 30, 2009 until the swine flu pandemic was announced. Management is still mindful of its increasing positive trend of sales and expects to see positive net income trends in future periods.

4) Aging of Liabilities. At June 30, 2009 the outstanding receivables liabilities totaled $3,695,933. Since that date Management has retired $111,252 of the debt by successfully negotiating agreements to convert the debt to stock equity. An additional $763,068 of debt was deferred revenue that has been recognized as revenue in the period ending September 30, 2009. A total of $404,000 will be reduced from Commissions payable as the sales broker purchases receivables. A total of $295,822 of accounts payable was paid during the quarter ending September 30, 2009. A total of $214,000 of debt has been on the books past the statute of limitations for collection and will be written off prior to June 30, 2010. The remaining debt represents accrued salaries, commission payables and related party loans. All of these parties have indicated that they will wait until the Company is more profitable before requesting payment.

5) Aging of Receivables. Currently there is $404,000 of receivables related to pork sales made in October 2008. This amount is the total of four shipments to a new customer that was referred to Management by one of our commissioned sales brokers. Management is finalizing negotiations for the broker to purchase the receivable at the face amount in exchange for not having to return the paid commission. Thus, we expect these receivables to be paid by December 31, 2009. All remaining receivables are less than 30 days old.

In addition, to the above plans and actions that address the "going concern" issues, Management is expanding its product line and marketing activities. Plans to sale an established cosmetics line and additional food products are being implemented currently. Details of upcoming entertainment projects, plastics recycling projects and intelligent traffic system projects are discussed in the marketing section of this document.


Acquisitions

In June 1, 2008 the Company acquired 100% ownership of Kyodo USA, a trading company incorporated under the laws of Delaware, that sells pork purchased from Mexican suppliers to Japanese customers. The Company issued 800,000 shares at $0.75 per share for all the outstanding shares of Kyodo USA.
Thus, the total consideration paid was $600,000 and significant components of the transaction were as follows:


       Cash                                             $1,248,437
       Receivables                                         436,344
       Inventory                                           536,075
       Accounts payables                                  (987,111)
       Notes payables                                      (47,761)
                                                         ---------

       Net liabilities assumed in a excess of assets   ($1,185,984)
       Value of common stock paid                          600,000
                                                       ------------
       Gain                                            ($  585,984)

The owners of Kyodo USA sold at a bargain price in order to be part of a publicly traded company and receive management guidance to expand the business to new products and geographical markets.

There were no other contingent considerations.


Principles of Consolidation

The consolidated financial statements include the accounts of OBN Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.


Segment Information Reporting

Management measures the Company's performance in three distinct segments:
(1) Broadcasting Operations, which is measured advertising dollars attracted; and, (2) Production Operations, which requires creative talent and has a longer lead time to determine success; and 3) Commodity trading which is measure by volume sold. A summary for the years ended June 30, 2009 and 2008 is presented in the table below:

The figures as of and for the year ended June 30, 2009 are shown in the chart below:

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets            $  42,288   $ 194,753   $2,455,401  $7,917,416  ($2,868,541) $ 7,741,417
Liabilities        (438,123)   (420,282)  (1,873,264) (1,108,633)     144,369   (3,695,933)
Revenues, net of
affiliate costs         337         100   18,309,693         307           -    18,310,437
Costs & expenses*    50,848      67,996   19,483,676   2,298,254           -    21,900,774
Other income (exp)        0          -       163,988      58,817           -       222,805
Net income (loss) ($ 50,511)   ($67,896) ($1,009,995)($2,239,130)          -   ($3,367,532)


For year ended June 30, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets              $87,022     $65,284   $2,905,053  $7.787,295  ($2,724,172) $ 8,120,482
Liabilities        (434,887)   (222,917)  (1,330,144) (1,124,979)          -    (3,112,927)
Revenues, net of
affiliate costs     125,098          -     1,876,491          -            -     2,001,589
Costs & expenses*   143,742      67,996    1,262,332     972,506           -     2,446,576
Other income (exp)   15,624          -       (64,836)    357,254           -       308,042
Net income (loss)   ($3,019)   ($67,996)    $549,323   ($454,856)          -    $   23,452


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


Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2009, the Company had two bank account balances that was in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

Sales for the year ended June 30, 2009 was $18,310,437. Sales for the two largest customers in 2009 totaled approximately 77% of revenue. Purchases during this period was $14,735,915. Approximately 90% of the purchases were from two suppliers.


Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, accounts payable, accrued expenses and third-party notes payable approximate their estimated fair values due to the short-term maturities of those financial instruments. The estimated fair values of related-party notes payable are not determinable as the transactions are with related parties.


Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results. At June 30, 2009 the allowance for doubtful accounts was $150,000.

Inventories

Inventories are valued at the lower of cost or market. Inventory includes direct material costs, whereby product is typically in inventory for periods less than three weeks due to spoilage concerns. Morover, the majority of inventory is in-transit to customers.

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the period ending June 30, 2009 a total of $1,750,769 was expensed for shipping related services.


Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2009, the Company's fixed assets consist primarily of computers and office editing equipment which were fully depreciated.


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

SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at June 30, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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

Revenue from meat trading operatons

Revenue is recognized from meat trading operations after the order is received, the customer invoice is issued and the customer receives the product. Invoices issued prior to the customer receiving the product are recorded as deferred revenue. Deferred revenue is then recognized as revenue when the customer takes ownerhip of the product.

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


Bartering with Affiliate Stations

Under a cash-plus-barter arrangement, the Company provides a specified amount of cash, the programming content and a specified number of program advertising slots to affiliate stations. In exchange the affiliate agrees to broadcast the program to its subscriber's households. The cash fee paid to affiliates is recorded as a reduction of revenue as the Company pays this fee to affiliates in lieu of accepting fewer advertising slots to be sold and recognized as revenue. There were no affiliate costs totaled during the fiscal years ending June 30, 2009 and 2008.

Under a barter agreement, the Company exchanged advertising for sponsorship rights for a music festival. The total of services to be provided under the contract was $100,000. No revenue from this barter agreement was recognized during the fiscal years ending June 30, 2009 and 2008.


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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2009 and 2008, there were no advertising costs.


Stock-Based Compensation

Through June 30, 2009, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. Through June 30, 2006 the Company accounted for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the year ended June 30, 2009 and 2008. There is also no pro forma impact of these warrants as they have no fair value under SFAS No. 123.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS
No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2009, the Company had no options outstanding and therefore the adoption of SFAS 123(R) had no effect on the accompanying financial statements.

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


Basic and Diluted Loss Per Share

The Company has adopted SFAS No. 128, Earnings Per Share (see Note 10). Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share is the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the years ended June 30, 2009 and 2008. There were no options or warrants issued in 2009 or 2008.


Note 2 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with SFAS No. 130 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the years ended
June 30, 2009 and 2008 are as follows:

                                                          Fiscal Year
                                                        Ended June 30,

                                                         2009         2008

Net income (loss)                                   $ 3,367,531   $   23,452
Foreign currency cumulative translation adjustments      19,642           --
                                                    ------------   ----------

Comprehensive income (loss)                         $ 3,347,889   $   23,452
                                                    ============  ===========


NOTE 3 - PROGRAMMING RIGHTS

During the year ended June 30, 2009 and 2008, the Company had no production cost. At June 30, 2009 cumulative production costs totaled $82,775.

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

For the year ended June 30, 2009 and 2008, the Company recorded amortization expense of $2,000 and $2,000, respectively, related to its programming rights.


NOTE 4 - FILM LIBRARY

The Company has purchased various film property assets totaling $742,500 as of June 30, 2009.

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

During the year ended June 30, 2009 and 2008, the Company recorded amortization expense of $101,736 and $132,477, respectively, related to its film library.


NOTE 5 - INTERNET PORTALS

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal was completed in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of June 30, 2008 the Company has not paid the $71,250 construction fee and the contractor has not granted the Company access to the media portal. The Company expects to pay the outstanding debt and begin operations by March 2010.

In April 2009 the Company began construction of its "Music on Demand" internet portal. This interactive portal supports the Company's program in promote music groups via contests and concerts. The program will work injunction with the Filmhook internet portal.

In June 2009 the Company began construction on its "Blues in China" internet portal. This interactive portal supports the Company's program to introduce blues music throughout China via concerts, contests and blues cafes. An Chinese promoter has been engaged to assist with this project.

Website development costs for new websites and internet portals is capitalized and amortized over the site's useful life (i.e., 36 months). Maintenance costs for existing websites is expensed in the period that the cost is incurred.


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of June 30, 2009, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when . the need arises. The Company expects to negotiate a payment settlement for the debt by December 31, 2009.

As of June 30, 2009, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by December 31, 2009

The Company recognized no expenses under these commitments during fiscal 2009 and 2008, respectively.


Revenue Sharing Agreement

As of June 30, 2009, the Company has two current revenue share agreements with third parties. An internet broadcasting agreement was signed in February 2008 that required 60/40 revenue sharing basis. Under this agreement the Company provided the programming and scheduling while a third party provided the operations, equipment, technical and administrative support services for 60% of the generated revenues. Under another revenue sharing agreement signed in October 2006 an internet portal was developed and operated by a third party. The company owned the portal and provided the programming. Revenues generated under this agreement will be shared on a 50/50 basis.


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

In the opinion of management, this legal matter involving the Company does not have a material adverse effect on the Company's financial condition or results of operations.


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


NOTE 7 - INCOME TAXES

The Company files a consolidated U.S. federal income tax return. The provision for current tax expense includes its effect on the consolidated return.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the year ended
June 30, 2009:

                                                  June 30,         June 30,
                                                   2009             2008
                                                -----------      ----------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                                ===========      ==========
 Total                                                0%               0%


Net deferred income taxes are as follows as of the following dates:

                                                  June 30,        June 30,
                                                   2009            2008
                                                -----------     -----------
Deferred tax liabilities                        $        --     $        --

Deferred tax assets:
   Net operating losses                         $ 4,190,000     $ 3,042,000
   Reserves and accruals                           (270,000)        (16,000)
                                                ------------    -----------
      Total deferred tax assets                   3,920,000       3,026,000

   Less valuation allowance                      (3,920,000)     (3,026,000)
                                                ------------    ------------

                                                $       ---     $       ---
                                                ============    ============

The Company has approximately $12,000,000 in Federal and California State net operating loss carryforwards as of June 30, 2009, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2009.


NOTE 8 - NOTES PAYABLE

At June 30, 2009 and 2008, the Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2009 and 2008, the accrued interest on these notes totaled $101,660 and $79,664,respectively.

At June 30, 2009 and 2008, the Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2009 and 2008, the accrued interest on this note totaled $2,800 and $2,450, respectively.

Related party interest expense under these notes for the year ended June 30, 2009 and 2008 was $22,346 and $22,345, respectively.

At June 30, 2009 and 2008, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. As of June 30, 2009 and 2008, the accrued interest on the note totaled $3,292 and $2,792, respectively.

At June 30, 2009 and 2008, the Company had a $266,530 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of June 30, 2009 and 2008, the accrued interest on the note totaled $2,887 and $0, respectively.

For the year ended June 30, 2009 and 2008, the interest expense on all non-related notes payable totaled $3,387 and $500, respectively.


NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2009, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
------------
During the year ending June 30, 2009 the Company issued a total of 1,115,276 shares of stock (valued at rates between $0.10 and $0.30 per share) to raise $217,223.

During the year ending June 30, 2009 the Company issued a total of 34,503 shares of stock (valued at between $0.30 and $0.60 per share) as payment for $9,427 of broker fees to consultants.

During the year ending June 30, 2009 the Company issued a total of 5,600,000 shares of stock (valued at $0.30 per share) for $1,680,000 of deferred executive bonuses.

During the year ending June 30, 2009 Company executives converted $250,000 of accrued salary into 1,083,334 shares of stock (valued at between $0.12 and $0.30 per share).

During the year ending June 30, 2009 the Company issued a total of 740,325 shares of stock (valued at rates between $0.15 and $0.60 per share) to pay for $236,700 of services.

As of June 30, 2009 subscription receivables totaled 37,500 shares valued at $0.20 per share. Thus, outstanding subscription receivables was $7,500.

During the year ended June 30, 2008 a total of 645,334 shares (valued between $0.20 and $0.50 each) were issued for $233,909 cash. A total of 527,900 shares (valued at $0.30 each) were issued to pay $296,179 of broker fees. A total of 100,000 shares valued at $100,000 ($1.00 per share) was issued for a deposit on the acquisition of an intelligent traffic system technology license. A total of 250,000 shares of stock (valued at $0.60 per share) to purchase additional programming. A total of 6,000 shares (valued at $0.60) were issued as payment for a $5,500 accounts payable to the KSSY engineer.
A total of five (5) shares (valued at $1.00 per share) of stock were issued to the agent for services rendered. A total of 1,207,944 shares were issued (valued at $0.60 per share) for consulting fees. A total of 50,000 Shareas (valued at $0.51 each) were issued to purchase 200 film titles. A total of 1,750,000 shares (valued at $1.00 per share) were issued to acquire the exclusive North American rights to intelligent traffic systems technology.
A total of 2,894,781 shares (valued at $1.00 each) were issued to acquire the exclusive North American rights to a Chinese proprietary plastics recyling process. A total of 3,000 shares valued at $1,500 ($0.50 per share) was issued to retire a debt to an individual. A total of 48,125 shares valued at $24,700 ($0.51 per share) was issued to purchase a film library. A total of 5,000 shares valued at at $3,750 ($0.75 per share) were issued for Chinese consulting services. A total of 800,000 shares (valued at $0.75 each) were issued to acquire Kyodo USA, a pork commodity trading company. A total of 2,000 shares valued at $1,500 ($0.75 per share) was issued for Japanese website support and translation services.


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


NOTE 11 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows:

                                                  For the Year Ended
                                            ------------------------------
                                               June 30,         June 30,
                                                 2009             2008
                                            -------------    -------------
Numerator for basic and diluted
   profit per common share:
     Net loss                               ($3,367,532)         $23,452

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                      15,350,738       7,361,936

Net loss available to common
   stockholders per common share                   (0.22)              -


NOTE 12 - RELATED PARTY TRANSACTIONS

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

In May 2009 a total of 416,667 shares were issued to executives as $50,000 of accrued salaries was converted to stock at $0.12 per share. The market price was $0.10 at the time of conversion. The shares are being held in the deferred compensation plan.


NOTE 13 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the June 30, 2009 balance sheet date through September 30, 2009 which is the date that this document was available to be filed.

In July 2009 the Company entered into a $30,000 loan agreeement with a third party lender. A total of 300,000 restricted shares were issued as collateral for the loan. The entire loan amount is due and payable in sixty days with the option to extend. As remuneration, the lender received annualized interest of 18% to be paid at the end of loan period.

In July 2009 the Company issued 150,000 shares (valued at $0.17 each) for broker services. Thus, $35,500 of expense was recorded in the quarter ending September 30, 2000.

In October 2009 the Company issued 37,576 shares (valued at $0.17 per share) as the $6,388 payment for the principal and interest due an outstanding loan. Thus, this loan has been paid in full.

In October 2009 the Company issued 49,511 shares (valued at $0.17 per share) as the $8,417 payment for the principal and interest due an outstanding loan. Thus, this loan has been paid in full.

In October 2009 the Company issued 150,000 shares of stock (valued at $0.17 each) to the broker in exchange for arranging for payment of an outstanding short term $30,000 loan. The 300,000 shares of collateral which was previously recorded was used as payment for the loan. Thus, the loan is paid in full.

In October 2009 a total of 29,412 shares (valued at $0.17 per share) were issued under a subscription agreement to a relative of the Company executive.

In October 2009 a total of 10,000 shares (valued at $0.10) were issued to raise $1,000.


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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Name                   Age     Year Elected       Position
-----------------      ---     ------------     --------------------
Roger Neal Smith        57         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     58         2002         CFO
Anita L. DeFrantz       57         2003         Director
Barry Allen             69         2003         Director
Christine Ohama         54         2004         Director
Peter Lindhout          56         2007         Director
Alan Pemberton          54         2007         Director

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


Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2009, there were one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors established its compensation committee, but has yet to establish the audit and governance committees.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2009 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

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

                    Annual Compensation               Long-Term
                                                     Compensation
                                           Other    Common Shares
Name and       6/30                        Awards     Underlying   All Other
Position       Year                     Compensation  Warrants    Compensation
               End  Salary($)  Bonus($)      ($)      Granted(#)      ($)

Roger Smith    2009  $150,000   900,000      -0-         -0-          -0-
President      2008  $150,000     -0-        -0-         -0-          -0-
and CEO        2007  $150,000     -0-     360,000*       -0-          -0-

Larry Taylor   2009  $150,000   750,000      -0-         -0-          -0-
CFO            2008  $150,000     -0-        -0-         -0-          -0
               2007  $150,000     -0-     270,000*       -0-          -0-

Donald Wilson  2009  $ 62,496    30,000      -0-         -0-          -0-
President      2008  $ 62,496     -0-        -0-         -0-          -0-
Eclectic       2007  $150,000     -0-     180,000*       -0-          -0-

  * Value of hardship shares awarded to executives who have had their salaries accrued for the past five years.

  ** Accrued salary converted to Company stock at price of $1.00 per share

No options or warrants were exercised or granted in fiscal 2009.


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


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock at October 15, 2009 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                         Number of
Name and Address of                       Shares
Beneficial Owner (1)                      Owned          Percent      Notes
---------------------                  ------------     ---------    -------

Roger N. Smith (Director and Officer)    4,629,734        22.72%

Larry Taylor (Director and Officer)      3,078,125        15.10%

Jia Liang Lao                            2,250,000        11.04%

Qualico Capital Corporation              1,616,277         7.93%       (2)

Qing Xiang Wu                            1,300,000         6.38%

Takeo Suzuki (Executive)                   810,500         3.98%

Donald Wilson (Officer)                    516,645         2.53%

Anita L. DeFrantz (Director)                22,667           *

Barry Allen (Director)                       5,000           *

Christine Ohama (Director)                   5,000           *

Peter Lindhout (Director)                        0           *

Alan Pemberton (Director)                        0           *


All Directors and Officers
   as a Group (8 Persons)                8,257,171        40.51%
_________________
* Less than 1%

(1) Unless otherwise indicated, the address of the beneficial owner is c/o OBN Holdings, Inc., 8275 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89123.

(2) Shares are subject to Section 144 restrictions because they are controlled by Peter Lindhout, a Managing Partner of Qualico
    Capital Corporation, and an OBN Holdings board member.



ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence

At June 30, 2009 and 2008, the Company has $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2009 and 2008, the accrued interest on these notes totaled $101,660 and $79,664,respectively.

At June 30, 2009 and 2008, the Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2009 and 2008, the accrued interest on this note totaled $2,800 and $2,450, respectively.

Related party interest expense under these notes for the year ended June 30, 2009 and 2008 was $22,346 and $22,345, respectively.

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

In May 2009 a total of 416,667 shares were issued to executives as $50,000 of accrued salaries was converted to stock at $0.12 per share. The market price was $0.10 at the time of conversion. The shares are being held in the deferred compensation plan.



ITEM 14.  Principal Accountant Fees and Services

Tarvaran & Askelson Company, LLP was selected as the Company's independent registered public accounting firm to audit the financial statements for the year ended June 30, 2009, 2008 and 2007.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Tarvaran & Askelson Company, LLC for the year ending June 30, 2009 and 2008 were as follows:

                    Services Provided        2009       2008

                 Audit Fees              $ 29,250    $ 25,800
                 Audit Related Fees      $      -    $      -
                 Tax Fees                $      -    $      -
                 All Other Fees          $      -    $      -
                                        ---------   ---------
                 Total                   $ 29,250    $ 25,800

Audit Fees. The aggregate fees billed for the years ended June 30, 2009 and 2008 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2009 and 2008 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2009 and 2008 for professional services related to tax compliance, tax advice and tax planning.


                                   PART IV

ITEM 15 Exhibits, Financial Statement Schedules

None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: November 6, 2009                     /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer