Form 10-Q
period 2009-09-30
OBN HOLDINGS INC
filed 2009-11-16
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

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


As of November 10, 2009 the Company had 20,430,903 shares of its $.001 par value common stock issued and outstanding.






TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2009 (Unaudited)
         and June 30, 2009                                                1

        Consolidated Statement of Operations (Unaudited) for the
         three Month Periods Ended September 30, 2009 and 2008            2

        Consolidated Statement of Cash Flows (Unaudited) for the
         three Month Periods Ended September 30, 2009 and 2008            3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     September 30    June 30,
                                                         2009         2009
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $   555,247   $   616,581
Accounts receivables, net of $150,000 and $150,000
   allowance for doubtful accounts, respectively        934,433       882,872
Security collateral receivable                           30,000            --
Inventory                                               598,068       948,080
                                                     ----------    ----------
       Total current assets                           2,117,748     2,447,533

Fixed assets, net of accumulated depreciation of
  $60,892 and $60,892, respectively                           -             -
Programming rights, net of accumulated amortization
  of $100,529 and $100,192, respectively                 65,275        65,613
Film library, net of accumulated amortization
  of $413,497 and $390,373, respectively                164,003       187,127
Other intellectual properties, net of accumulated
  Depreciation of $26,481 and $19,387, respectively     188,019       195,113
Other tangible assets                                 4,846,031     4,846,031
                                                     ----------    ----------
       Total assets                                 $ 7,381,076   $ 7,741,417
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                 $   409,643   $   472,344
   Commissions payable                                  636,792       786,792
   Accrued payroll and related                          787,508       691,142
   Deferred revenue                                     387,212       790,650
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   309,067       277,709
   Notes and accrued interest payable related parties   446,298       547,870
                                                     ----------    ----------
       Total current liabilities                      3,105,946     3,695,933
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 20,430,903 and 19,930,930 shares
    issued and outstanding                               20,431        19,931
  Additional paid-in capital                         16,393,649    16,330,449
  Accumulated deficit                               (12,138,868)  (12,317,038)
  Common stock subscriptions receivable			 (7,500)       (7,500)
  Accumulated comprehensive income (loss), net            7,418        19,642
                                                     ----------    ----------
      Total stockholders' equity                      4,275,130     4,045,484
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 7,381,076   $ 7,741,417
                                                    ===========   ===========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME


                                                FOR THE THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                              ------------------------------
                                                  2009            2008
                                              -------------    -------------
                                                Unaudited        Unaudited

Revenue, net of affiliate costs              $  2,736,308      $ 6,432,560

Cost of sales                                   2,195,755        4,703,400
                                              ------------     ------------

  Gross profit                                    540,553        1,729,160

Operating expenses:
   General and administrative                     492,794        1,130,493
                                              ------------     ------------

Net income from operations                         47,759          598,667
                                              ------------     ------------


Other income (expense):
  Other income                                     38,697           17,500
  Gain on debt extinguishment                      98,659               --
  Interest expense                                 (6,945)          (5,712)
                                              ------------     ------------

     Total other income (expense), net            130,411           11,788
                                              ------------     ------------


Net income before income taxes                    178,170          610,455

Income taxes                                           -               -
                                              ------------     ------------


  Net income                                   $  178,170          610,455
                                              ============     ============


Foreign currency transaction adjustement            7,418           51,844


Comprehensive income, net of 0 taxes           $  185,588      $   662,299


Net loss available to common
  stockholders per common share:

  Basic and diluted net income (loss) per
  common share                                      $0.01           ($0.05)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                   20,003,642       11,379,389
                                              ============     ============

See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   -------------------------
                                                      2009          2008
                                                   ----------     ----------
                                                    Unaudited     Unaudited
Cash flows from operating activities:
   Net income                                        $ 178,170     $ 610,455
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                      (98,659)           --
       Depreciation and amortization                   159,925        26,725
       Shares issued for intangible assets            (129,369)           --
       Shares issued for services                       25,500        10,200
       Changes in operating assets and liabilities:
          Accounts receivable, net                     (51,561)   (1,073,364)
          Purchased inventory                          350,012      (373,454)
          Deferred recognize revenue                  (403,438)       (8,180)
          Accounts payable and accrued expenses       (139,190)      338,955
                                                    -----------   ----------
            Net cash used in operating activities     (108,610)     (468,663)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --            --
                                                    ----------    ----------
    Net cash used in investing activities                   --            --
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs     1,358           125
  Proceeds from notes payable to related parties            --         5,586
  Repayments on notes payable                               --            --
  Proceeds from stock subscriptons receivable               --         6,600
  Repayments on notes payable to related parties         8,500            --
  Proceeds from issuance of common stock                30,000       112,783
                                                    -----------   ----------
      Net cash provided by financing activities         39,858       125,094
                                                    -----------   ----------

Effect of foreign currency rate changes                  7,418        51,844
                                                    -----------   ----------

Net change in cash and cash equivalents                (61,334)     (291,725)

Cash, and cash equivalents, beginning of period        616,581       986,482
                                                    -----------   ----------
Cash, and cash equivalents, end of period           $  555,247     $ 694,757
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:

  Purchase of intangible property with common stock    129,369            --
                                                    ===========   ==========
  Common stock issued to retire debt                     8,500            --
                                                    ===========   ==========
  Common stock issued to pay for services               25,500            --
                                                    ===========   ==========

   See accompanying notes to consolidated financial statements.



                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2009 and 2008


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

Operating results for the three-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2009.

Going Concern

At June 30, 2009 the report of our independent registered public accounting firm included a "going concern" statement. Several factors influenced the their decision to include this statement as because the criteria for inclusion of a "going concern" statement was have changed since out last annual filing. The auditor considers factors such as the state of the economy, trends in earnings, current profitability, aging of liabilities and aging of receivables, whereas in the past the criteria was a measure of the Company's ability to meet obligations and operating expenses for upcoming twelve month period.

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

2) Profitability. The loss reported for the year ending June 30, 2009 is attributable to three major reasons. First, the Company made one time special stock bonus to executives in the amount of $1,680,000. The stock is being held in a non-qualified deferred compensation plan until May 2011. Secondly, the Company incurred $980,000 of pork product spoilage associated with the swine flu concerns. Thirdly, sales of pork products took precipitously decrease as result of the swine flu. Management believes that each of these is special one time events that are unlikely to occur in the future. Further, Management believes that if not for these events the Company would have reported a profit for the period ending June 30, 2009 as evidenced by the profit reported for the quarter ending September 30, 2009.

3) Trends. As indicated above, the Company reported a loss in four of last five year annual filings. The first year with positive earnings was last year and Management had every reason to believe that a profit would be posted for this year end at June 30, 2009 until the swine flu pandemic was announced. Management is still mindful of its increasing positive trend of sales and expects to see positive net income trends in future periods. Again, the profit reported for the quarter ending September 30, 2009 is a strong indication that management has successfully ended the trend of reported losses.

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

Segment Information Reporting

As of September 30, 2009 Management measures the Company's performance in three distinct segments: (1) Broadcasting Operations for which performance is measured by the types of advertisers attracted; (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent; and (3) commodity sales, for which performance is measured by the volume of product sold.

A summary of the segments for the three months ended September 30, 2009 and 2008 is presented in the tables below:

As of and for the three months ended September 30, 2009


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 33,661    $194,753   $2,099,121  $5,167,910   ($144,369)  $7,381,076
Liabilities        (438,544)   (413,448)  (1,256,825) (1,141,498)    144,369   (3,105,946)
Revenues, net of
affiliate costs          -           -     2,736,308          -            -    2,736,308
Costs & expenses*    (9,147)    (16,999)  (2,502,623)   (166,725)          -   (2,695,494)
Other income (exp)       -       23,833       38,697      74,826          -       137,356
Net income (loss)  ($ 9,147)    $ 6,834   $  272,382  ($  91,899)          -      178,170


As of and for the three months ended September 30, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $ 76,813    $ 65,284   $4,060,992  $5,065,761    ($20,000)  $9.248,850
Liabilities        (434,974)   (239,916)  (1,638,628) (1,169,395)     20,000   (3,462,913)
Revenues, net of
affiliate costs          -           -     6,432,560          -            -    6,432,560
Costs & expenses*   (12,937)    (16,999)  (5,651,644)   (158,025)          -   (5,839,605)
Other income (exp)       -          -         17,337         163           -       17,500
Net income (loss)  ($12,937)   ($16,999)    $798,253    (157,862)          -      610,455

    *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $934,433 of outstanding receivables as of September 30, 2009. For the three month periods ended September 30, 2009 there were $2,736,308 of sales recognized as compared to $6,432,560 of sales during the same period ending September 30, 2008.


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

Other Long-Lived Assets

The internet portal assets are discussed in Note 4. The portals are indefinite life intellectual properties. The properties are subject annual impairment analysis.

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


Intangible Assets

The Company has adopted Statement of Financial Accounting Standards ASC 350-10, "Goodwill and Other Intangible Assets." ASC 350-10 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, AS 350-10 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

ASC 35-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and internet portals) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at September 30, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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


Revenue Sharing With Program Licensors

Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where the Company airs the program for a contracted number of times and grants the licensor a negotiated number of unsold advertising slots. AS 920-10, "Financial Reporting by Broadcasters," sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, the Company recognizes a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

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


Revenue Recognition for Meat Exports

Revenue is recognized from meat export operations after the order is received, the customer invoice is issued and the customer receives the product. Invoices issued prior to the customer receiving the product are recorded as deferred revenue. Deferred revenue is then recognized as revenue when the customer takes ownership of the product.


Inventories

Inventories are valued at the lower of cost or market. Inventory includes direct material costs, whereby product is typically in inventory for periods less than three weeks due to spoilage concerns. Morover, the majority of inventory is in-transit to customers.

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the quarter ending September 30, 2009 a total of $197,832 was expensed for shipping related services.


Accounting for Filmed Entertainment and Television Programming Costs

In accordance with ASC 926-10, "Accounting by Producers or Distributors of Films", filmed entertainment costs will include capitalizable production costs, overhead and interest costs expected to benefit future periods.
These costs, as well as participations and talent residuals, will be recognized as operating expenses on an individual film basis in the ratio that the current year's gross revenues bear to management's estimate of total ultimate gross revenues from all sources. Marketing and development costs under term deals will be expensed as incurred.

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

Advertising Costs

Advertising costs are expensed as incurred. For the quarters ending September 30, 2009 and 2008, the Company's had no advertising costs.

Stock-Based Compensation

Through September 30, 2009, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718-10, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

ASC 718-10 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees. Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in ASC 718-10 had been applied.

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended September 30, 2009. There is also no pro forma impact of warrants as they have no fair value under ASC 718-10.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of ASC 718-10, "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September30, 2009, the Company had no options outstanding and therefore believes the adoption of ASC 718-10 to have an immaterial effect on the accompanying financial statements.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of the fair value of share-based payment awards are made as of their respective dates of grant using the option pricing model and that determination is affected by the Company's stock price as well as assumptions regarding the number of subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with ASC 718-10 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost, net of estimated forfeitures, is recognized on a straight-line basis over the vesting period of the option.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes." Under the asset and liability method of ASC 740-10, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740-10, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the quarter ended September 30, 2009:

                                               September 30,      June 30,
                                                   2009             2009
                                               ------------     -----------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                               ============     ===========
 Total                                                0%               0%

The valuation allowance decreased by $76,172 during the quarter ended September 30, 2009 primarily from utilization of net operating losses. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2010. The September 30, 2009 profit will be netted against prior year net operating losses; further, no operating profits are expected to be generated in California, during the year ended June 30, 2010.

Net deferred income taxes are as follows as of the following dates:

                                               September 30,      June 30,
                                                   2009             2009
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 4,127,215      $ 4,187,793
   Reserves and accruals                          (131,652)        (268,821)
                                                ----------       ----------
      Total deferred tax assets                  3,995,563        3,918,972

   Less valuation allowance                     (3,995,563)      (3,918,972)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $12,000,000 in Federal and California State net operating loss carryforwards as of September 30, 2009, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of September 30, 2009.


Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, "Earnings Per Share" (see Note 9).
Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the three months ended September 30, 2009 and 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued a
"The FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles to establish the FASB Accounting Standards Codification" (also referred to as Codification or ASC) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). The ASC is effective for interim and annual periods ending after September 15, 2009. The ASC did not change GAAP but reorganized existing US accounting and reporting standards issued by the FASB and other related private sector standard setters. The Company began to reference the ASC when referring to GAAP in its financial statements starting with the third quarter of 2009. Additionally, because the ASC does not change GAAP, the Company references the applicable ASC section for all periods presented (including periods before the authoritative release of ASC), except for the grandfathered guidance not included in the Codification. The change to ASC did not have an impact on the Company's financial position, results of operations, or cash flows.

In December 2007, the FASB issued accounting guidance regarding business combinations. This accounting guidance, found under the Business Combinations Topic of the Codification, ASC 805, retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. ASC 805 expands the disclosures previously required, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any noncontrolling interests in the acquired business. ASC 805 changes the accounting for acquisition related costs from being included as part of the purchase price of a business acquired to being expensed as incurred and will require the acquiring company to recognize contingent consideration arrangements at their acquisition date fair values, with subsequent changes in fair value generally to be reflected in earnings, as opposed to additional purchase price of the acquired business.
As the Company has a history of growing its business through acquisitions, the Company anticipates that the adoption of FASB guidance included in the Business Combinations Topic of the Codification will have an impact on its results of operations in future periods, which impact depends on the size and the number of acquisitions it consummates in the future.

According to the Transition and Open Effective Date Information of the ASC Business Combinations Topic, ASC 805-10-65, the acquirer shall record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to the acquired businesses. Certain of the Company's acquisitions consummated in prior years would be subject to changes in accounting for the changes in valuation allowances on deferred tax assets. After December 31, 2008, reductions of valuation allowances would reduce the income tax provision as opposed to goodwill. ASC 805, effective for all business combinations with an acquisition date in the first annual period following December 15, 2008, was adopted by the Company as of January 1, 2009.

In December 2007, the FASB issued accounting guidance regarding non-controlling interests in consolidated financial statements. This guidance, found under the Consolidations Topic of the Codification, ASC 810-10-45, and effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, requires the recognition of a non-controlling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net earnings attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. This guidance also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company adopted ASC 810-10-45 as of January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In April 2008, the FASB issued guidance on determining the useful life of intangible assets. The Implementation Guidance and Illustrations for Intangibles Other than Goodwill, ASC 350-30-55, discussed in the
Intangibles - Goodwill and Other Topic of the Codification, amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value by allowing an entity to consider its own historical experience in renewing or extending the useful life of a recognized intangible asset. The new guidance became effective for fiscal years beginning after December 15, 2008 and was adopted by the Company as of January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued accounting guidance regarding subsequent events. This guidance, found under the Subsequent Events Topic of the Codification, ASC 855, and effective for interim or annual periods ending after June 15, 2009, establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance as of June 30, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements

In April 2009, the FASB issued new guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This new guidance, found under the Identifiable Assets and Liabilities, and Any Noncontrolling Interest Subtopic within the Business Combinations Topic of the Codification, ASC 805-20,

  - Requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Contingencies Topic of the Codification, ASC 450;

  - Eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by the Contingencies Topic of the Codification, ASC 450, and that those disclosures be included in the business combination footnote;

  - Requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with ASC 805-20.

ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted ASC 805-20 effective January 1, 2009 and it did not have any material impact on the Company's financial condition, results of operations, or cash flows.


Note 3 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with ASC 220-10 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the three month periods ended September 30, 2009 and 2008 are as follows:

                                                         Three Months
                                                      Ended September 30,
                                                     ---------------------
                                                        2009        2008

Net income                                          $ 178,170   $  610,455
Foreign currency cumulative translation adjustments     7,418      51,844
                                                    ----------   ----------

Comprehensive income (loss)                         $ 185,588   $  662,299
                                                    ==========  ===========


NOTE 4 - INTERNET PORTALS

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


NOTE 5 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the three-month periods ended September 30, 2009 and 2008, there were no production costs, respectively. At September 30, 2009 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $105,130 leaving a carry value of zero at September 30, 2009.

For the three months ended September 30, 2009 and 2008, the Company recorded amortization expense of $337 and $500, respectively, related to its programming rights.

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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the three-month periods ended September 30, 2009 and 2008, the Company recorded amortization expense of $23,124 and $25,973, respectively, related to its film library.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of September 30, 2009, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when . the need arises. The Company expects to negotiate a payment settlement for the debt by March 31, 2010.

As of September 30, 2009, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by March 31, 2010.

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


NOTE 8 - NOTES PAYABLE

At September 30, 2009, the Company had a $439,000 balance of notes payable to a third party. During the quarter ending September 30, 2009 the loan was converted to a no interest loan with no set maturity date, and is payable upon demand. A total of $98,659 of accrued interest was forgiven. An additional $8,500 of interest was paid with 50,000 shares of company stock valued at $0.17 per share.

The Company has a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500 at September 30, 2009. The note has no set maturity date, and is payable upon demand. As of September 30, 2009, the accrued interest on this note totaled $2,888.

Related party interest expense under these notes for the three months ended September 30, 2009 and 2008 was $5,586 and $5,587, respectively.


At September 30, 2009, the Company had a $5,000 balance of notes payable to a third party that bears interest at 10%. The note has no set maturity date, and is payable upon demand. The accrued interest on the note totaled $3,417 at September 30, 2009.

At September 30, 2009, the Company had a $266,530 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of September 30, 2009, the accrued interest on the note totaled $3,221.

At September 30, 2009, the Company had a $30,000 balance on a short term note to a third party that bears interest at 18%, The note is collarterized by 300,000 shares of company stock. The principal and interest is due on October 2, 2009. As of September 30 2009, the accrued interest on the note totaled $900.

Non-related party interest expense under these notes for the three months ended September 30, 2009 and 2008 was $1,358 and $125, respectively.




NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of September 30, 2009, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------

During the quarter ending September 30, 2009 the Company issued a total of 300,000 shares of stock (valued at $0.10 per share) to raise $30,000 cash.

During the quarter ending September 30, 2009 the Company issued a total of 150,000 shares of stock (valued at $0.17 each to pay $25,500 of consulting and broker fees.

During the quarter ending September 30, 2009 the Company issued a total of 50,000 shares of stock (valued at $0.17 per share) as payment for $8,500 of interest on an outstanding loan.



NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended September 30, 2009 and 2008:

Basic and diluted loss per common share is computed as follows:

                                               For the Three Months Ended
                                            ------------------------------
                                             September 30,    September 30,
                                                 2009             2008
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               $   178,170           610,455

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     20,003,642        11,379,389

Net loss available to common
   stockholders per common share                  $0.01            ($0.05)



NOTE 10 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the September 30, 2009 balance sheet date through November 13, 2009 which is the date that this document was available to be filed.

In October 2009 the Company issued 37,576 shares (valued at $0.17 per share) as the $6,388 payment for the principal and interest due an outstanding loan. Thus, this loan has been paid in full.

In October 2009 the Company issued 49,511 shares (valued at $0.17 per share) as the $8,417 payment for the principal and interest due an outstanding loan. Thus, this loan has been paid in full.

In October 2009 the Company issued 450,000 shares of stock (valued at 0.17 each) as payment of an outstanding short term $30,000 and broker fees for negotiating the repayment terms. The 300,000 shares of collateral which was previously recorded was retired. Thus, the loan is paid in full.

In October 2009 a total of 29,412 shares (valued at $0.17 per share) were issued under a subscription agreement to a relative of the Company executive.

In October 2009 a total of 10,000 shares (valued at $0.10) were issued to raise $1,000.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

During the fiscal year ending June 30, 2009, sales in the Company's commodity export segment were strong in the first two quarters with $6,432,560 and $5,811,803, respectively. However, with the swine flu out break sales declined to $4,458,993 and $1,606,336 for the third and forth quarters. Sales increased to $2,736,308 in the quarter ending September 30, 2009. Commodity export segment sales increases are expected to be significant in the coming quarters as the Company is expanding its product lines and services. For example, the exporting food products will be expanded to include beef and chicken. Further, we have acquired the rights to export an established Japanese cosmetics line. These and other products will be sold in Asian countries, such as China, Korea and Thailand, and in South American Countries, such as Columbia, Brazil and Argentina. Thus, the Company anticipates the most significant growth in its commodities export segment.

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

During the fiscal year ending September 30, 2009 there were no sales generated from the Company's "green" technology licences which were acquired last year. The intelligent Traffic System license gives exclusive North American and nonexclusive rights elsewhere outside
China for a period of seventy years. The proprietary plastics recycling gives exclusive North American and nonexclusive rights elsewhere outside China for a period of seventy years. Both licensed were appraised by an independent firm as part of the impairment analysis and were valued at $4,640,000 and $3,793,000, respectively. The Company has developed marketing plans for both licenses and will begin implementation during the coming quarters. Use of the intelligent traffic system technology will lead to reductions pollutants in the atmosphere. Use of the proprietary plastics recycling technology will allow certain types of plastics that were deemed "unrecyclable" to be diverted from landfills. The Company will establish a "green" technologies segment of operations once these programs are underway.

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


Going Concern

At June 30, 2009 the report of our independent registered public accounting firm included a "going concern" statement. Several factors influenced the their decision to include this statement as because the criteria for inclusion of a "going concern" statement was have changed since out last annual filing. The auditor considers factors such as the state of the economy, trends in earnings, current profitability, aging of liabilities and aging of receivables, whereas in the past the criteria was a measure of the Company's ability to meet obligations and operating expenses for upcoming twelve month period.

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

2) Profitability. The loss reported for the year ending June 30, 2009 is attributable to three major reasons. First, the Company made one time special stock bonus to executives in the amount of $1,680,000. The stock is being held in a non-qualified deferred compensation plan until May 2011. Secondly, the Company incurred $980,000 of pork product spoilage associated with the swine flu concerns. Thirdly, sales of pork products took precipitously decrease as result of the swine flu. Management believes that each of these is special one time events that are unlikely to occur in the future. Further, Management believes that if not for these events the Company would have reported a profit for the period ending June 30, 2009 as evidenced by the profit reported for the quarter ending September 30, 2009.

3) Trends. As indicated above, the Company reported a loss in four of last five year annual filings. The first year with positive earnings was last year and Management had every reason to believe that a profit would be posted for this year end at June 30, 2009 until the swine flu pandemic was announced. Management is still mindful of its increasing positive trend of sales and expects to see positive net income trends in future periods. Again, the profit reported for the quarter ending September 30, 2009 is a strong indication that management has successfully ended the trend of reported losses.

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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the three months ended September 30, 2009 and 2008, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2009. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2009-10 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.


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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results. At September 30, 2009 the allowance for doubtful accounts was $150,000.

Intangible Assets

The Company has adopted Statement of Financial Accounting Standards
ASC 350-10, "Goodwill and Other Intangible Assets." ASC 350-10 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. In addition, ASC 350-10 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition.

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased broadcast license is subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at September 30, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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

2) Revenue can also result from "revenue sharing" with program licensors. Some programs will be obtained by paying a licensing fee. Additionally, some licenses will be obtained via a cash-plus-barter arrangement, where we air the program for a contracted number of times and, in consideration for the programming, the licensor receives a specified number of advertising minutes. ASC 920-10, Financial Reporting by Broadcasters, sets forth accounting and reporting standards for the broadcast industry. Under a cash-plus-barter arrangement, we recognize a licensing asset at the estimated fair value of the programming received. The difference between the cash paid (obligation incurred) for the license and its fair value is recorded as a liability (deferred barter revenue), as the license is received before the broadcast of the licensor-provided commercials. As the licensor-provided commercials are aired, barter revenue is recognized ratably based on the recorded fair value of the barter transaction in relation to the total granted licensor-provided commercials.

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


RESULTS OF OPERATIONS

Total revenues for the Company were $2,736,308 and $6,432,560 for the three-month periods ended September 30, 2009 and 2008, respectively. Revenues were generated from the Company's commodity trading subsidiary.

Expenses incurred during the three-month period ended September 30, 2009 totaled $2,695,494 as compared to $5,839,605 for the three-month period ended September 30, 2008. Expenses increased primarily due to purchases of pork products and consulting services. Other income for three-month period ended September 30, 2009 was $137,356, as compared to $17,500 of for the same period in 2008. Changes in interest expense and tax expense are insignificant. The net income for the three-month period ended September 30, 2009 was $178,170 as compared to a net income of $610,455 for the three month period ended September 30, 2008.

Results of operations for the three-month periods ended September 30, 2009 and 2008 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.



As of and for three months ended September 30, 2009:

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 33,661    $194,753   $2,099,121  $5,167,910   ($144,369)  $7,381,076
Liabilities        (438,544)   (413,448)  (1,256,825) (1,141,498)    144,369   (3,105,946)
Revenues, net of
affiliate costs          -           -     2,736,308          -            -    2,736,308
Costs & expenses*    (9,147)    (16,999)  (2,502,623)   (166,725)          -   (2,695,494)
Other income (exp)       -       23,833       38,697      74,826          -       137,356
Net income (loss)  ($ 9,147)    $ 6,834   $  272,382  ($  91,899)          -      178,170



As of and for three months ended September 30, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items


Assets             $ 76,813    $ 65,284   $4,060,992  $5,065,761    ($20,000)  $9.248,850
Liabilities        (434,974)   (239,916)  (1,638,628) (1,169,395)     20,000   (3,462,913)
Revenues, net of
affiliate costs          -           -     6,432,560          -            -    6,432,560
Costs & expenses*   (12,937)    (16,999)  (5,651,644)   (158,025)          -   (5,839,605)
Other income (exp)       -          -         17,337         163           -       17,500
Net income (loss)  ($12,937)   ($16,999)    $798,253    (157,862)          -      610,455

    *Expenses include operating expenses and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2009 and 2008. Expenses were $9,147 for the three months ended September 30, 2009 as compared to $12,937 for the same period in 2008. The net loss for this segment of operations was $9,147 for the three months ended September 30, 2009 as compared to a net loss of $12,937 for the same period in 2008.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the three months ended September 30, 2009 as compared to $0 during the same period in 2008. This segment incurred $16,999 of expense during the three month period ending September 30, 2009 as compared to $ 16,999 for the three months ending September 30, 2008. Expenses included $15,625 of accrued salaries during both periods. Other income was $23,833 as compared to $0 for the same period in 2008. The net income for this segment was $6,834 for the three months ended September 30, 2009, as compared to a loss of $16,999 for the period in 2008.

Commodity Trading Operations

Revenues generated in this segment of operations totaled $2,736,308 for the three months ended September 30, 2009 as compared to $6,432,560 during the same period in 2008. This segment incurred $2,502,623 of expense during the three months ending September 30, 2009 as compared to $5,651,644 for the same period in 2008. Expenses included $1,806,064 of pork product purchases, and $197,833 of shipping costs. Other income during the three month period ending September 30, 2009 and 2008 was $38,697 and $17,337, respectively. The net income for this segment was $272,382 for the three months ended September 30, 2009, as compared to $798,253 for the period in 2008.

OBN Corporate

Revenues generated from OBN corporate operations totaled $0 during the three months ended September 30, 2009 and $0 for the same period in 2008. The expenses incurred by OBN corporate were $166,725 for the three months ended September 30, 2009 as compared with $158,025 in 2008. Expenses for the three month period ending September 30, 2009 included $75,000 of accrued salary expenses. The other income for this period was $74,826 as compared to $163 for the same period in 2008. The net loss for OBN corporate was $91,899 during the period ended September 30, 2009 as compared to a net loss of $157,862 for the same period in 2008.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009 the Company's current liabilities of $3,105,946 exceeded current assets of $2,117,748 by $988,198. Approximately 25% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares.
In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 each were issued to executives as bonus compensation These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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


Commodity Trading Operations
-----------------------------
There are no liquidity issues related to the commodity trading operations that were acquired in June 2008 as Kyodo USA has adequate cash flow. In fact, the Company anticipates that some of the excess cash from these operations will support other OBN operations via intercompany transfers.


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

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  November 16, 2009       By: /s/ Roger Neal Smith
                                --------------------------
                                Roger Neal Smith
                                Chief Executive Officer





EXHIBIT 31.1 CEO CERTIFICATION



Exhibit 31.1 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Roger Neal Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OBN Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.


Date: November 16, 2009                      /s/ ROGER N. SMITH
                                             ------------------------
                                             Roger N. Smith
                                             Chief Executive Officer




EXHIBIT 31.2 CFO CERTIFICATION



Exhibit 31.2 - Certification of Chief Financial Officer

I, Larry Taylor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OBN Holdings, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.


Date: November 16, 2009                      /s/ LARRY TAYLOR
                                             ------------------------
                                             Larry Taylor
                                             Chief Executive Officer






EXHIBIT 32 CERTIFICATIONS



EXHIBIT 32 - CEO AND CFO CERTIFICATION


Exhibit 32.1

Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned are the Chief Executive Officer and Chief Financial Officer of OBN Holdings, Inc. (the "Company"). This Certificate is made pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2008 (the "10-Q Report").

The undersigned certifies that the 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.


Date: November 16, 2009                    /s/ ROGER N. SMITH
                                      --------------------------------
                                           Roger N. Smith
                                           Chief Executive Officer

Date: November 16, 2009                    /s/ LARRY TAYLOR
                                      --------------------------------
                                           Larry Taylor
                                           Chief Financial Officer