Form 10-Q
period 2009-12-31
OBN HOLDINGS INC
filed 2010-03-24
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2009

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


As of January 31, 2010 the Company had 21,524,489 shares of its $.001 par value common stock issued and outstanding.






TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at December 31, 2009 (Unaudited)
         and June 30, 2009                                                1

        Consolidated Statement of Operations (Unaudited) for the
         three Month Periods Ended December 31, 2009 and 2008             2

        Consolidated Statement of Cash Flows (Unaudited) for the
         three Month Periods Ended December 31, 2009 and 2008             3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                    December 31,    June 30,
                                                        2009          2009
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $ 1,004,479   $   616,581
Accounts receivables, net of $150,000 and $150,000
   allowance for doubtful accounts, respectively        254,398       882,872
Inventory                                               245,753       948,080
                                                     ----------    ----------
       Total current assets                           1,504,630     2,447,533

Fixed assets, net of accumulated depreciation of
  $60,892 and $60,692, respectively                           -             -
Programming rights, net of accumulated amortization
  of $100,529 and $100,192, respectively                 65,275        65,613
Film library, net of accumulated amortization
  of $436,621 and $390,373, respectively                140,879       187,127
Other intellectual properties, net of accumulated
  Depreciation of $33,575 and $19,387, respectively     180,925       195,113
Other tangible assets                                 4,846,031     4,846,031
                                                     ----------    ----------
       Total assets                                 $ 6,737,740   $ 7,741,417
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $   401,453   $   472,344
   Commissions payable                                  327,944       786,792
   Accrued payroll and related                          850,715       691,142
   Deferred revenue                                     381,226       790,650
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   270,083       277,709
   Notes and accrued interest payable related parties   439,910       547,870
                                                     ----------    ----------
       Total current liabilities                      2,800,756     3,695,933
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 20,999,489 and 19,930,930 shares
    issued and outstanding                               20,999        19,931
  Additional paid-in capital                         16,455,785    16,330,449
  Accumulated deficit                               (12,529,345)  (12,317,038)
  Common stock subscriptions receivable	                     --        (7,500)
  Accumulated comprehensive income (loss), net          (10,456)       19,642
                                                     ----------    ----------
      Total stockholders' equity                      3,936,983     4,045,484
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 6,737,740   $ 7,741,417
                                                    ===========   ===========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME


                                      FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                       ENDED DECEMBER 31,       ENDED NDECEMBER 31,
                                    ------------------------  -----------------------
                                        2009         2008        2009        2008
                                    ------------  ----------  -----------  ----------
                                     Unaudited     Unaudited   Unaudited   Unaudited

Revenue, net of affiliate costs     $ 2,645,606  $ 5,812,055  $ 5,381,914  $12,244,615

Cost of sales                         2,185,075    4,489,998    4,380,830    9,193,398
                                    ------------  ----------   ----------  -----------

  Gross profit                          460,531    1,322,057    1,001,084    3,051,217

Operating expenses:
   General and administrative           868,280    3,005,210    1,361,074    4,135,703
                                    ------------  ----------   ----------  -----------

Loss from operations                   (407,749)  (1,683,153)    (359,990)  (1,084,486)
                                    ------------  ----------   ----------  -----------


Other income (expense):
  Other income                           (2,037)     205,682       36,660      223,182
  Gain on debt extinguishment                --       57,500       98,659       57,500
  Interest expense                         (332)      (5,711)      (7,277)     (11,423)
                                    ------------  ----------   -----------  -----------

  Total other income (expense), net      (2,369)     257,471      128,042      269,259
                                    ------------  ----------   -----------  -----------


Net income before income taxes         (410,118)  (1,425,682)    (231,948)    (815,227)

Income taxes                                 --           --           --           --
                                    ------------  ----------    ----------   ----------


  Net income                          ($410,118) ($1,425,682)   ($231,948)    ($815,277)
                                    ============  ============  ==========   ===========


Foreign currency transaction adjustment (17,674)     (24,256)     (10,456)      (76,100)


Comprehensive income, net of 0 taxes  ($427,792)  ($1,449,938)  ($242,404)    ($891,327)


Net loss available to common
  stockholders per common share:

  Basic and diluted net income (loss)
  per common share                        ($0.02)      ($0.12)     ($0.01)       ($0.07)
                                     ============  ==========   ===========  ===========

  Basic and diluted weighted
  average shares outstanding          20,529,501   11,886,583   20,228,268   11,605,632
                                     ============  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE SIX MONTHS ENDED
                                                          December 31,
                                                   -------------------------
                                                       2009          2008
                                                   ----------     ----------
                                                     Unaudited     Unaudited
Cash flows from operating activities:
   Net income                                       ($ 231,948)   ($ 815,227)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                      (98,659)       57,500
       Depreciation and amortization                    60,774        58,682
       Shares issued for services                       25,500        10,200
       Changes in operating assets and liabilities:
          Accounts receivable, net                     628,474      (415,014)
          Purchased inventory                          702,327      (811,122)
          Deferred recognize revenue                  (409,424)      (13,181)
          Accounts payable and accrued expenses       (365,880)    1,819,202
                                                    -----------   ----------
            Net cash used in operating activities      311,164      (108,960)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --            --
                                                    ----------    ----------
    Net cash used in investing activities                   --            --
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs     1,358           250
  Proceeds from notes payable to related parties       (15,372)       12,672
  Proceeds from stock subscriptons receivable            5,000            --
  Repayments on notes payable to related parties        24,204            --
  Proceeds from issuance of common stock                72,000       122,283
                                                    -----------   ----------
      Net cash provided by financing activities         87,190       135,205
                                                    -----------   ----------

Effect of foreign currency rate changes                (10,456)       76,100
                                                    -----------   ----------

Net change in cash and cash equivalents                387,898       102,345

Cash, and cash equivalents, beginning of period        616,581       986,482
                                                    -----------   ----------
Cash, and cash equivalents, end of period           $1,004,479    $1,088,827
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:

  Common stock issued to retire debt                    36,055            --
                                                    ===========   ==========
  Common stock issued for stock subscription             5,000            --
                                                    ===========   ==========
  Common stock issued for services                      25,500            --
                                                    ===========   ==========
  Conversion of accrued salary to stock                     --       200,000
                                                    ===========   ==========
  Shares issued as payment of executive bonuses             --     1,680,000
                                                    ===========   ==========
  Shares issued as payment for accounts payables            --         1,303
                                                    ===========   ==========


   See accompanying notes to consolidated financial statements.



                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2009 and 2008


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

Operating results for the six-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2009.

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

4) Aging of Liabilities. At June 30, 2009 the outstanding receivables liabilities totaled $3,695,933. Since that date Management has retired $111,252 of the debt by successfully negotiating agreements to convert the debt to stock equity. A significant portion of the debt was deferred revenue that has been recognized as revenue. A total of $404,000 was reduced from Commissions payable as the sales broker purchased the receivables. A total of $295,822 of accounts payable was paid during the six month period December 31, 2009. A total of $214,000 of debt has been on the books past the statute of limitations for collection and will be written off prior to June 30, 2010. The remaining debt represents accrued salaries, commission payables and related party loans. All of these parties have indicated that they will wait until the Company is more profitable before requesting payment.

5) Aging of Receivables. Currently there is $404,000 of receivables related to pork sales made in October 2008. This amount is the total of four shipments to a new customer that was referred to Management by one of our commissioned sales brokers. Management has finalized negotiations for the broker to purchase the receivable at the face amount in exchange for not having to return the paid commission. Thus, these receivables have been as of December 31, 2009. All remaining receivables are less than thiry (30) days old.

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

As a result of its activities, the Company has been successful in partially implementing its acquisition and diversification plan. With this filing the company is current with its SEC filings and is currently applying to be reinstated for trading on the OTCBB trading exchange. Further, the company will immediately file an S-1 to register 25 million free trading shares that will be sold into the marketplace to raise the funds necessary to more fully implement its business plan. With the stricter "naked shorting" regulations and our more robust financials, the Company does not expect to encounter the problem it had with its initial public offering.

The Company is continually seeking and negotiating the acquisition of companies in several other geographical areas.

Segment Information Reporting

As of December 31, 2009 Management measures the Company's performance in three distinct segments: (1) Broadcasting Operations for which performance is measured by the types of advertisers attracted; (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent; and (3) commodity sales, for which performance is measured by the volume of product sold.

A summary of the segments for the six months ended December 31, 2009 and 2008 is presented in the tables below:

As of and for the six months ended December 31, 2009


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 25,272    $194,753   $1,517,808  $5,150,664   ($150,757)  $6,737,740
Liabilities        (438,876)   (416,448)    (935,801) (1,160,389)    150,757   (2,280,756)
Revenues, net of
affiliate costs          -           -     5,381,521          -            -    5,381,914
Costs & expenses*   (17,868)    (19,999)  (5,407,856)   (303,458)          -   (5,749,181)
Other income (exp)       -       23,833       36,660      74,826           -      135,319
Net income (loss)  ($17,868)   $  3,834   $   10,325  ($ 228,240)          -     (231,948)


As of and for the six months ended December 31, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $ 61,461    $ 65,284   $4,250,226  $5,032,310    ($19,000)  $9.390,281
Liabilities        (435,062)   (256,915)  (1,449,098)   (986,292)     19,000   (3,108,367)
Revenues, net of
affiliate costs         237          -    12,244,363          15            -  12,244,615
Costs & expenses*   (28,613)    (33,998) (11,313,467) (1,964,446)          -  (13,340,524)
Other income (exp)       -          -        221,865      58,817           -      280,682
Net income (loss)  ($28,376)   ($33,998)  $1,152,761 ($1,905,614)          -     (815,227)

    *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $254,398 of outstanding receivables as of December 31, 2009. For the six month periods ended December 31, 2009 there were $5,381,914 of sales recognized as compared to $12,244,615 of sales during the same period ending December 31, 2008.


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

ASC 35-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and internet portals) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at December 31, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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

In August 2009 the Company engaged the services of an independent appraisal firm to determine the value of its technology licenses which are being carried on the books at $4,774,781. The appraiser is a member of the National Association of Certified Valuation Analysts. Based on the appraiser's valuation analyses, no additional impairment of the carrying value of the Company's long lived assets existed. There can be no assurance, however, that market conditions will not change which could result in additional impairment of its long-lived assets in the future.

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

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the six months ending December 31, 2009 a total of $613,452 was expensed for shipping related services.


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

Advertising Costs

Advertising costs are expensed as incurred. For the six months ending December 31, 2009 and 2008, the Company's had no advertising costs.

Stock-Based Compensation

Through December 31, 2009, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718-10, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended December 31, 2009. There is also no pro forma impact of warrants as they have no fair value under ASC 718-10.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of ASC 718-10, "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2009, the Company had no options outstanding and therefore believes the adoption of ASC 718-10 to have an immaterial effect on the accompanying financial statements.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the six months ended December 31, 2009:

                                               December 31,      June 30,
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

The valuation allowance increased by $477,300 during the six months ended December 31, 2009. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2010. No operating profits are expected to be generated in California, during the year ended June 30, 2010.

Net deferred income taxes are as follows as of the following dates:

                                               December 31,       June 30,
                                                   2009             2009
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 4,266,656      $ 4,187,793
   Reserves and accruals                           129,617         (268,821)
                                                ----------       ----------
      Total deferred tax assets                  4,396,272        3,918,972

   Less valuation allowance                     (4,396,272)      (3,918,972)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $12,500,000 in Federal and California State net operating loss carryforwards as of December 31, 2009, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of December 31, 2009.


Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, "Earnings Per Share" (see Note 9).
Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the six months ended December 31, 2009 and 2008.

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


Note 3 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with ASC 220-10 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the six month periods ended December 31, 2009 and 2008 are as follows:

                                                         Six Months
                                                      Ended December 31,
                                                     ---------------------
                                                        2009        2008

Net income                                          ($231,948)  ($815,227)
Foreign currency cumulative translation adjustments   (10,456)    (76,100)
                                                    ----------   ----------

Comprehensive income (loss)                         ($242,404)  ($891,327)
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


NOTE 5 - PROGRAMMING RIGHTS

Eclectic continues to produce its own programming. During the six-month periods ended December 31, 2009 and 2008, there were no production costs, respectively. At December 31, 2009 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $105,130 leaving a carry value of zero at December 31, 2009.

For the six months ended December 31, 2009 and 2008, the Company recorded amortization expense of $337 and $1,000, respectively, related to its programming rights.

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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the six-month periods ended December 31, 2009 and 2008, the Company recorded amortization expense of $46,248 and $54,168, respectively, related to its film library.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of December 31, 2009, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when . the need arises. The Company expects to negotiate a payment settlement for the debt by March 31, 2010.

As of December 31, 2009, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to negotiate a payment settlement for the debt by March 31, 2010.

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


NOTE 8 - NOTES PAYABLE

At December 31, 2009, the Company had a $439,000 balance of notes payable to a third party. During the quarter ending September 30, 2009 the loan was converted to a no interest loan with no set maturity date, and is payable upon demand. A total of $98,659 of accrued interest was forgiven. An additional $8,500 of interest was paid with 50,000 shares of company stock valued at $0.17 per share.

Duing the period the Company repaid the loan balance that was outstanding under a 10% promissory note from family members of the Company's officers totaling $3,500 by issuing 37,576 shares of its stock. The note had no set maturity date, and was payable upon demand. At the time of retirement the accrued interest on the note had totaled $2,888.

Related party interest expense under these notes for the six months ended December 31, 2009 and 2008 was $5,586 and $11,174, respectively.


During the period the Company repaid the loan balance that was outstanding under a $5,000 10% promissory note from a third party. The note by issuing 49,511 Shares of its stock. The note had no set maturity date and was payable upon demand. At the time of retirement the accrued interest on the note totaled $3,417.

At December 31, 2009, the Company had a $266,530 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of December 31, 2009, the accrued interest on the note totaled $3,553.

During the period the Company repaid the loan balance that was outstanding under a $30,000 loan a third party that had a 18% interest rate by issuing 525,000 shares of its stock. The principal and interest was due on October 2, 2009. At the time of retirement the accrued interest on the note totaled $900.

Non-related party interest expense under these notes for the six months ended December 31, 2009 and 2008 was $1,566 and $250, respectively.



NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of December 31, 2009, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------

During the six month period ending December 31, 2009 the Company issued a total of 212,087 shares of stock (valued at $0.17 per share) to retire $36,055 of outstanding debt.

During the six month period ending December 31, 2009 the Company issued a total of 677,087 shares of stock (valued at various rates per share) to raise $72,000 cash.

During the six month period ending December 31, 2009 the Company issued a total of 150,000 shares of stock (valued at $0.17 per share) to pay $25,500 of consulting and broker services.

During the six month period ending December 31, 2009 the Company issued a total of 29,412 shares of stock (valued at $0.17 per share) for $5,000 of subscription receivables.



NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the three months ended December 31, 2009 and 2008:

Basic and diluted loss per common share is computed as follows:

                                               For the Six Months Ended
                                            -------------------------------
                                             December 31,      December 31,
                                                 2009             2008
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($  213,948)      ($  815,227)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     20,228,268        11,603,632

Net loss available to common
   stockholders per common share                 ($0.01)           ($0.07)



NOTE 10 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the December 31, 2009 balance sheet date through February 15, 2009 which is the date that this document was available to be filed.

In Janaury 2010 the Company signed an agreement with 4G Holding, Ltd. for referral consulting and product representation services. The performance based agreement wherein the Company compensates 4G Holdings with a portion of the revenues generated from referrals.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OPERATIONS

After years of losses, the Company reported its first profitable year with its fiscal year ending June 30, 2008 filing. Unfortunately, this milestone was reached at time when the Company was not trading on the OTCBB, having been delisted a year early because SEC regulations prevented it from submitting any filings until the acquisition audits related to two attempted Chinese acquisitions were completed. By the time the Company concluded that impediments in Chinese operations precluded the acquisition audits from ever being completed the Company was several periods behind its filings. Thus, the Company canceled the acquisition agreements and began the arduous task of catching up on its filings. With its September 30, 2009 filing the Company was once again current with it SEC filing. Shortly thereafter it began trading on the OTCBB again.

Having reached the profitability milestone, the Board rewarded executives with a one time special stock bonus valued at $1,680,000. The shares are being held in a Non-Qualified Deferred Compensation Plan and will not be available to executives until May 2011. The award was expensed during the fiscal year ending June 30, 2009 and accounts for much of the loss reported that year. In addition, market conditions in its pork exporting operations were negatively affected by the news of the swine flu. Sales in this segment of the business dropped significantly. As a result the company was forced to launch a customer educational campaign and reduce it gross profit margin to under 20% during the quarter ending March 31, 2009 and June 30, 2009 in order to spur sales. Further, the Company expensed $981,458 as soilage charges as customer reduced orders. It took several months for customers to renew orders after learning that pork consumption was not the cause of the swine flu. Customers are beginning to place new orders and sales are increasing again. Currently the Company is seeking to increase its customer base and re-establish a higher gross profit margin. Thus, management believes that the reported loss for the fiscal year ending June 30, 2009 is not indicative of future profitability.

During the fiscal year ending June 30, 2009, sales in the Company's commodity export segment were strong in the first two quarters with $6,432,560 and $5,811,803, respectively. However, with the swine flu out break sales declined to $4,458,993 and $1,606,336 for the third and forth quarters. Sales increased to $2,736,308 in the quarter ending September 30, 2009 and remained steady at $2,645,606 for the quarter ending December 31, 2009. Commodity export segment sales increases are expected to be significant in the coming quarters as the Company is expanding its product lines and services. For example, the exporting food products will be expanded to include beef and chicken. Further, we have acquired the rights to export an established Japanese cosmetics line. These and other products will be sold in Asian countries, such as China, Korea and Thailand, and in South American Countries, such as Columbia, Brazil and Argentina. Thus, the Company anticipates the most significant growth in its commodities export segment.

During the fiscal year ending June 30, 2009 sales in the entertainment segment were only $437 as there was inadequate working capital to complete projects. However, growth in this segment is also expected to be significant during coming quarters. Several projects that were in the developmental stages in past years will come to fruition during the upcoming fiscal year. Among them is the Micheal Jackson impersonation China tour that is now scheduled for the summer of 2010. Several dates are scheduled in major cities. Another project is the "Blues in China" project where numerous "Blues" artists will tour China and Japan. The tour is scheduled to begin in the autumn of 2010 and an interactive Internet portal will solicit participation in "Blues" contests throughout China. Utimately, the project will lead to the opening of Blues cafes in selected cities. In addition, the Company has booked talent to participate in the 2010 World Exposition that will be held in Shanghai from May through October. Over 70,000,000 people are expected to attend the Expo. Further, the Company has scheduled a tour for professional basketball players to play games and conduct clinics in mid-sized cities in China during the Summer of 2010. These projects are being staged with our Chinese promotional partner who is sanctioned by Chinese government to stage the events under cultural expansion and exchange programs. With adequate working capital an advertising sales program will be implemented to suport our internet broadcasting operations and we will add another sports channel. Further, the Company's "Music on Demand" and "Filmhook" Internet portals will be online within the next few months. The Company's broadband broadcasting channels and internet portals provide very cost effective outlets for promoting any products and services that it will offer in the future.

During the six month period ending December 31, 2009 there were no sales generated from the Company's "green" technology licences which were acquired last year. The intelligent Traffic System license provides for exclusive North American and nonexclusive rights elsewhere outside
China for a period of seventy years. The proprietary plastics recycling gives exclusive North American and nonexclusive rights elsewhere outside China for a period of seventy years. Both licenses were appraised by an independent firm as part of the impairment analysis and were valued at $4,640,000 and $3,793,000, respectively. The Company has developed marketing plans for both licenses and will begin implementation during the coming quarters. Use of the intelligent traffic system technology will lead to reductions pollutants in the atmosphere. Use of the proprietary plastics recycling technology will allow certain types of plastics that were deemed "unrecyclable" to be diverted from landfills. The Company will establish a "green" technologies segment of operations once these programs are underway.

In an effort to increase shareholder value, management continues to implement the Company's plan to grow through a combination of horizontal integration and geographic expansion. Management is actively seeking to acquire profitable businesses. We believe that our management team is well suited to enhance operations of acquired entities. Prior to creating OBN, the top executives were business consultants to well over 300 companies in numerous industries and countries, ranging from small private firms to Fortune 500 conglomerates, in the areas of operations management, productivity improvement, accounting, marketing and finance. The Company is an "incubator" that nutures and expands the operations of its acquired subsidaries.

Management's goal is to increase shareholder value. The Company's efforts to fully implement its business plan of acquisition and subsidiary development. Financial risks will be minimized by geographical and industry diversification. In order to fund the remaining elements of its business plan, management will file an S-1 to register 25 million free trading shares that will be sold into the markets for cash. However, the revenues generated from the expanded operations may make the sale of all registered shares unnecessary.


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

4) Aging of Liabilities. At June 30, 2009 the outstanding receivables liabilities totaled $3,695,933. Since that date Management has retired $111,252 of the debt by successfully negotiating agreements to convert the debt to stock equity. A significant portion of the debt was deferred revenue that has been recognized as revenue. A total of $404,000 was reduced from Commissions payable as the sales broker purchased the receivables. A total of $295,822 of accounts payable was paid during the six month period December 31, 2009. A total of $214,000 of debt has been on the books past the statute of limitations for collection and will be written off prior to June 30, 2010. The remaining debt represents accrued salaries, commission payables and related party loans. All of these parties have indicated that they will wait until the Company is more profitable before requesting payment.

5) Aging of Receivables. Currently there is $404,000 of receivables related to pork sales made in October 2008. This amount is the total of four shipments to a new customer that was referred to Management by one of our commissioned sales brokers. Management has finalized negotiations for the broker to purchase the receivable at the face amount in exchange for not having to return the paid commission. Thus, these receivables have been as of December 31, 2009. All remaining receivables are less than thiry (30) days old.

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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the six months ended December 31, 2009 and 2008, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2009. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results. At December 31, 2009 the allowance for doubtful accounts was $150,000.

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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that no impairment of the carrying value of its technology licenses or internet portal existed at December 31, 2009. There can be no assurance however, that market conditions will not change or demand for the Company's products and services will continue which could result in impairment of its intangible assets in the future.


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


RESULTS OF OPERATIONS

Total revenues for the Company were $5,381,914 and $12,244,615 for the six-month periods ended December 31, 2009 and 2008, respectively. Revenues were generated from the Company's commodity trading subsidiary.

Expenses incurred during the six-month period ended December 31, 2009 totaled $5,749,181 as compared to $13,340,524 for the six-month period ended December 31, 2008. Expenses decreased primarily due to less purchases of pork products as result of the swine flu. Other income for six-month period ended December 31, 2009 was $135,319, as compared to $280,682 of for the same period in 2008. Changes in interest expense and tax expense are insignificant. The net loss for the six-month period ended December 31, 2009 was $231,948 as compared to a net loss of $815,227 for the six month period ended December 31, 2008.

Results of operations for the six-month periods ended December 31, 2009 and 2008 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


As of and for the six months ended December 31, 2009

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 25,272    $194,753   $1,517,808  $5,150,664   ($150,757)  $6,737,740
Liabilities        (438,876)   (416,448)    (935,801) (1,160,389)    150,757   (2,280,756)
Revenues, net of
affiliate costs          -           -     5,381,521          -            -    5,381,914
Costs & expenses*   (17,868)    (19,999)  (5,407,856)   (303,458)          -   (5,749,181)
Other income (exp)       -       23,833       36,660      74,826          -       135,319
Net income (loss)  ($17,868)   $  3,834   $   10,325  ($ 228,240)          -     (231,948)


As of and for the six months ended December 31, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets             $ 61,461    $ 65,284   $4,250,226  $5,032,310    ($19,000)  $9.390,281
Liabilities        (435,062)   (256,915)  (1,449,098)   (986,292)     19,000   (3,108,367)
Revenues, net of
affiliate costs         237          -    12,244,363          15            -  12,244,615
Costs & expenses*   (28,613)    (33,998) (11,313,467) (1,964,446)          -  (13,340,524)
Other income (exp)       -          -        221,865      58,817           -      280,682
Net income (loss)  ($28,376)   ($33,998)  $1,152,761 ($1,905,614)          -     (815,227)


    *Expenses include operating expenses and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

Revenues generated in this segment of operations totaled $0 for the three months ended December 31, 2009 and 2008. Expenses were $17,868 for the six months ended December 31, 2009 as compared to $28,613 for the same period in 2008. The net loss for this segment of operations was $17,868 for the six months ended December 31, 2009 as compared to a net loss of $28,376 for the same period in 2008.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the six months ended December 31, 2009 as compared to $0 during the same period in 2008. This segment incurred $19,999 of expense during the six month period ending December 31, 2009 as compared to $33,998 for the six months ending December 31, 2008. Expenses included $3,000 of accrued salaries during the 2009 period and $15,624 during the 2008 period. Other income was $23,833 as compared to $0 for the same period in 2008. The net income for this segment was $3,834 for the six months ended December 31, 2009, as compared to a loss of $33,998 for the period in 2008.

Commodity Trading Operations

Revenues generated in this segment of operations totaled $5,381,521 for the six months ended December 31, 2009 as compared to $12,244,363 during the same period in 2008. This segment incurred $5,407,856 of expense during the six months ending December 31, 2009 as compared to $11,313,467 for the same period in 2008. Expenses included $4,380,830 of pork product purchases, and $613,452 of shipping costs. Other income during the six month period ending December 31, 2009 and 2008 was $36,660 and $221,865, respectively. The net income for this segment was $10,325 for the six months ended December 31, 2009, as compared to $1,152,761 for the period in 2008.

OBN Corporate

Revenues generated from OBN corporate operations totaled $392 during the six months ended December 31, 2009 and $15 for the same period in 2008.
The expenses incurred by OBN corporate were $303,458 for the six months ended December 31, 2009 as compared with $1,964,446 in 2008. Expenses for the six month period ending December 31, 2009 included $150,000 of accrued salary expenses. The other income for this period was $74,826 as compared to $58,817for the same period in 2008. The net loss for OBN corporate was $228,240 during the period ended December 31, 2009 as compared to a net loss of $1,905,614 for the same period in 2008.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009 the Company's current liabilities of $2,800,756 exceeded current assets of $1,504,630 by $1,296,126. Approximately 30% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares.
In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 each were issued to executives as bonus compensation These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

Management's believes that the acquisition of Kyodo USA in June 2008 could address any future liquidity issues because of its strong cash flow and cash balances in its bank accounts. In addition, the Company continues to raise additional capital through equity financing sources. However, no assurance can be given that additional capital will be available when required or upon terms acceptable to the Company. The Company intends to raise additional funds through a S-1 filing and anticipates implementing its business plan to expand its acquisition and development plans.

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

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the six month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  March 24, 2010       By: /s/ Roger Neal Smith
                                --------------------------
                                Roger Neal Smith
                                Chief Executive Officer