Form 10-K/A
period 2009-06-30
OBN HOLDINGS INC
filed 2010-08-31
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10K-A

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


                                   OBN HOLDINGS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FOR THE YEARS ENDED
                                                                 JUNE 30,
                                                         -------------------------
                                                            2009          2008
                                                         ----------     ----------
Cash flows from operating activities
 Net profit (loss)                                      ($3,367,531)   $   23,452
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                           117,548       161,371
    Impairment expense                                            -       165,000
    Extraordinary gain                                            -      (585,984)
    Other income (expense)                                        -       (58,564)
    Gain on settlement of debt                               57,500             -
    Shares issued for intangible assets                    (194,700)            -
    Shares issued for services                            1,926,096     1,026,200
    Changes in operating assets and liabilities:
       Accounts receivable, net                            (202,566)     (680,306)
       Purchased inventory                                  291,343    (1,239,423)
       Deferred revenue                                     742,888       (77,238)
       Accounts payable and accrued expenses                  4,967     1,866,898
                                                         -----------   -----------

       Net cash provided by (used in) operating activities (624,555)      601,406

                                                         -----------   -----------

Cash flows from investing activities:
   Purchase of intangible assets                                  -      130,000
                                                         -----------   -----------

       Net cash provided by investing activities                  -      130,000
                                                         -----------   -----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs          3,387           500
  Proceeds from notes payable to related parties             21,844        35,848
  Repayments on notes payable                                     -        (2,500)
  Proceeds from stock subscriptions receivable		     (7,500)            -
  Repayments on notes payable to related parties                  -       (32,600)
  Proceeds from issuance of common stock                    217,181       233,909
                                                         -----------   -----------

       Net cash provided by financing activities            234,912       235,157
                                                         -----------   -----------

Effect of foreign currency rate changes                      19,642            -

Net change in cash and cash equivalents                    (369,901)      966,563

Cash, and cash equivalents, beginning of period             986,482        19,919
                                                         -----------   -----------

Cash, and cash equivalents, end of period                $  616,581       986,482
                                                         ===========   ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                                --            --
                                                         ===========   ===========
         Income taxes                                    $       --    $       --
                                                         ===========   ===========

Supplemental disclosure of noncash investing and financing activities:

   Purchase of intellectual properties with common stock $       --   $   194,700
                                                         ------------   ---------

   Shares issued to pay off debt                         $       --   $     1,500
                                                         ------------  -----------

   Conversion of salaries payable to common stock        $   250,000  $        --
                                                         -----------   -----------

   Payments of executive bonuses with common stock       $ 1,681,303  $        --
 						          ----------   -----------

   Purchase of intangible assets                         $            $ 4,774,781
                                                         -----------   ------------

   Purchase of commodity trading subsidiary              $       --   $   600,000
                                                         -----------  ------------

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

The figures as of and for the year ended June 30, 2009 are shown in the chart below:


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets            $  42,288   $ 194,753   $2,455,401  $7,917,416  ($2,868,541) $ 7,741,417
Liabilities        (438,123)   (420,282)  (1,873,264) (1,108,633)     144,369   (3,695,933)
Revenues, net of
affiliate costs         337         100   18,309,693         307           -    18,310,437
Costs & expenses*    50,848      67,996   19,483,676   2,298,254           -    21,900,774
Other income (exp)        0          -       163,988      58,817           -       222,805
Net income (loss) ($ 50,511)   ($67,896) ($1,009,995)($2,239,130)          -   ($3,367,532)


For year ended June 30, 2008

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets              $87,022     $65,284   $2,905,053  $7.787,295  ($2,724,172) $ 8,120,482
Liabilities        (434,887)   (222,917)  (1,330,144) (1,124,979)          -    (3,112,927)
Revenues, net of
affiliate costs     125,098          -     1,876,491          -            -     2,001,589
Costs & expenses*   143,742      67,996    1,262,332     972,506           -     2,446,576
Other income (exp)   15,624          -       (64,836)    357,254           -       308,042
Net income (loss)   ($3,019)   ($67,996)    $549,323   ($454,856)          -    $   23,452


    *Expenses include operating expenses and cost of sales.

Reconciling items consist of inter-company balances. Revenues are from the following sources:

United States	 China	      Japan	   Other	Total Revenue

$     744     $     --    $ 18,309,693   $    ----	$ 18,310,437


Thus, all revenues are from U.S and Japanese customers in the United States and all long-lived assets are located in the United States.


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

During the year ended June 30, 2008 a total of 645,334 shares (valued between $0.20 and $0.50 each) were issued for $233,909 cash. A total of 527,900 shares (valued at $0.30 each) were issued to pay $296,179 of broker fees.
A total of 250,000 shares of stock (valued at $0.60 per share) to purchase additional programming. A total of 6,000 shares (valued at $0.60) were issued as payment for a $5,500 accounts payable to the KSSY engineer. A total of five (5) shares (valued at $1.00 per share) of stock were issued to the agent for services rendered. A total of 1,207,944 shares were issued (valued at $0.60 per share) for consulting fees. A total of 50,000 Shareas (valued at $0.51 each) were issued to purchase 200 film titles. A total of 1,750,000 shares (valued at $1.00 per share) and $130,000 cash were issued to acquire the exclusive North American rights to intelligent traffic systems technology. A total of 2,894,781 shares (valued at $1.00 each) were issued to acquire the exclusive North American rights to a Chinese proprietary plastics recyling process. A total of 3,000 shares valued at $1,500 ($0.50 per share) was issued to retire a debt to an individual. A total of 48,125 shares valued at $24,700 ($0.51 per share) was issued to purchase a film library. A total of 5,000 shares valued at at $3,750 ($0.75 per share) were issued for Chinese consulting services. A total of 800,000 shares (valued at $0.75 each) were issued to acquire Kyodo USA, a pork commodity trading company. A total of 2,000 shares valued at $1,500 ($0.75 per share) was issued for Japanese website support and translation services.


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


ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 131-15(e) and 15d-15(c) under the Securities Exchange Act of 1934 is routinely conducted.

a. Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were not effective. Our disclosure controls and procedures failed to alert management to the omission of Management' Report on Internal Control Over Financial Reporting, which is presented below in this amended 10K filing. Information relating to the Company's (or the Company's consolidated subsidiaries) periodic filing with the SEC, subject to the various limitations on the effectiveness are set forth below. Information relating to the Company, required to be disclosed in SEC reports was not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was not accumulated and communicated to the Company's management, including our CEO and CFO, as the internal control over financial reporting (ICFR) was not effective at June 30, 2009. Further, Management's Report on Internal Control Over Financial Reporting was not included in the initial June 30, 2009 filing. The report is now included in this amended filing below.

b. Changes in Internal Control over Financial Reporting. There had been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2009 that materially affected the Company's internal control over financial reporting. However, subsequent to June 30, 2009 the controls were changed to ensure Management's Report on Internal Control Over Financial Reporting is included in the filing. The report is presented below.

Management's Report on Internal Control Over Financial Reporting

OBN Holdings understands that it is management's responsibility to establish and maintain adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Management's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes policies and procedures that recognize:

a. All financial reporting is centralized at the corporate office and is managed by the Chief Financial Officer and/or Chief Executive Officer. No other persons are involved in financial reporting.

b. The framework for financial reporting is task-oriented and investigative in nature. Financial information is gathered from all subsidiary personnel by the Chief Financial Officer during weekly meetings, telephone conversations, faxes and/or e-mails. Requests for data and explanation are made by the Chief Financial Officer who in turn is questioned by the Board of Directors and the independent financial auditors. The effectiveness of this approach for a small business has proven to be effective as there have been no incidences of fraud or inadequately explained transactions.

c. All required information is obtained and verified by the Chief Financial Officer which provides reasonable assurance of accuracy regarding:

   - prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets;

   - recording of receipts and expenditures in accordance with authorizations of management and directors; and

   - maintenance of records that accurately and fairly reflects accounting transactions.

Limitations on the Effectiveness of internal controls.   The Company's
management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple effort or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company's internal control over financial reporting had one material weakness as of June 30, 2009; inadequate review of all temporary reporting requirements as this report was omitted from the original filing of this document. Management is committed to be better apprised of changing reporting requirements.

This annual report does not include an attestation report of OBN Holdings' registered public accounting firm regarding internal controls over financial
reporting.   Management's report was not subject to attestation by our
registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit OBN Holdings to provide only management's report in this annual report.




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


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: August 30, 2010                     /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer