Form 10-Q
period 2010-03-31
OBN HOLDINGS INC
filed 2010-09-08
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Unreviewed)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

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


As of August 20, 2010 the Company had 2,173,735 shares of its $.001 par value common stock issued and outstanding.






TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Balance Sheets at March 31, 2010 (Unaudited)
         and June 30, 2009                                                1

        Consolidated Statement of Operations (Unaudited) for the
         three Month Periods Ended March 31, 2010 and 2009                2

        Consolidated Statement of Cash Flows (Unaudited) for the
         three Month Periods Ended March 31 , 2010 and 2009               3

        Notes to Unaudited Consolidated Financial Statements              4

ITEM 2. Management's Discussion and Analysis or Plan of Operation        16

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       22

ITEM 4. Controls and Procedures                                          22


PART II OTHER INFORMATION

ITEM 1. Legal Proceedings                                                23

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds      23

ITEM 3. Default upon Senior Securities                                   23

ITEM 4. Submission of Matters to Vote of Securities Holders              23

ITEM 5. Other Information                                                23

Item 6. Exhibits                                                         23






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                       March 31,   June 30,
                                                         2010         2009
                                                     (unaudited)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $   696,588   $   616,581
Accounts receivables, net of $150,000 and $150,000
   allowance for doubtful accounts, respectively        647,173       882,872
Inventory                                               370,319       948,080
                                                     ----------    ----------
       Total current assets                           1,714,080     2,447,533

Fixed assets, net of accumulated depreciation of
  $60,892 and $60,692, respectively                           -             -
Programming rights, net of accumulated amortization
  of $100,529 and $100,192, respectively                 65,275        65,613
Film library, net of accumulated amortization
  of $459,745 and $390,373, respectively                117,755       187,127
Other intellectual properties, net of accumulated
  Depreciation of $41,673 and $19,387, respectively     184,373       195,113
Other tangible assets                                    71,250     4,846,031
                                                     ----------    ----------
       Total assets                                 $ 2,152,733   $ 7,741,417
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $   518,573   $   472,344
   Commissions payable                                  213,149       786,792
   Accrued payroll and related                          943,913       691,142
   Deferred revenue                                     541,073       790,650
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   270,416       277,709
   Notes and accrued interest payable related parties   439,910       547,870
                                                     ----------    ----------
       Total current liabilities                      3,056,460     3,695,933
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 21,573,735 and 19,930,930 shares
    issued and outstanding                               21,574        19,931
  Additional paid-in capital                         16,484,089    16,330,449
  Accumulated deficit                               (17,419,033)  (12,317,038)
  Common stock subscriptions receivable			     --        (7,500)
  Accumulated comprehensive income (loss), net            9,643        19,642
                                                     ----------    ----------
      Total stockholders' equity                    (   903,727)    4,045,484
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 2,152,733   $ 7,741,417
                                                    ===========   ===========

  See accompanying notes to consolidated financial statements.



                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME



                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                       ENDED MARCH 31,           ENDED MARCH 31,
                                    ------------------------  -----------------------
                                        2010         2009        2010        2009
                                    ------------  ----------  -----------  ----------
                                     Unaudited     Unaudited   Unaudited   Unaudited

Revenue, net of affiliate costs     $ 2,780,471  $ 4,459,093  $ 8,162,384  $16,703,708

Cost of sales                         2,093,711    2,567,792    6,474,541   11,761,190
                                    ------------  ----------   ----------  -----------

  Gross profit                          686,760    1,891,301    1,687,843    4,942,518

Operating expenses:
   General and administrative           787,605      998,288    2,149,181    5,133,991
   Impairment expense                 4,774,781           --    4,774,781           --
                                    ------------  ----------   ----------  -----------
      Subtotal operating expenses     5,562,386      998,288    6,923,962    5,133,991


Loss from operations                 (4,875,626)    (893,013)  (5,236,119)    (191,473)
                                    ------------  ----------   ----------  -----------


Other income (expense):
  Other income                            5,667     (59,431)       42,327      163,751
  Gain on debt extinguishment                --           --       98,659       57,500
  Interest expense                          415      (5,711)       (6,862)     (17,134)
                                    ------------  ----------   -----------  -----------

  Total other income (expense), net       6,082     (65,142)      134,124      204,117
                                    ------------  ----------   -----------  -----------


Net income before income taxes       (4,869,544)     827,871     (5,101,995)    12,644

Income taxes                                 --           --           --           --
                                    ------------  ----------    ----------   ----------


  Net income                        ($4,869,544)   ($827,871)    ($5,101,995)   $12,644
                                    ============  ============   ===========  ===========


Foreign currency transaction adjustment     457      (24,256)          9,643    (76,100)


Comprehensive income, net of 0 taxes($4,869,087)   ($803,615)    ($5,092,352)  ($63,456)


Net loss available to common
  stockholders per common share:

  Basic and diluted net income (loss)
  per common share                        ($0.23)       $0.05         ($0.25)     ($0.00)
                                     ============  ==========     ===========  ===========

  Basic and diluted weighted
  average shares outstanding          20,266,818   18,106,636     20,587,623  13,301,116
                                     ============  ===========    ===========  ===========


See accompanying notes to consolidated financial statements.




                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED
                                                           March 31,
                                                   -------------------------
                                                       2010          2009
                                                   ----------     ----------
                                                     Unaudited     Unaudited
Cash flows from operating activities:
   Net income                                     ($ 5,101,995)     $ 12,644
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                      (98,659)       57,500
       Depreciation and amortization                    92,498        85,276
       Shares issued for services                       36,500        50,123
       Changes in operating assets and liabilities:
          Accounts receivable, net                     235,699      (554,890)
          Purchased inventory                          577,761    (1,872,815)
          Impairment of technology licenses          4,774,781           --
          Deferred recognize revenue                  (249,577)      (18,181)
          Accounts payable and accrued expenses       (270,356)    1,746,037
                                                    -----------   ----------
            Net cash used in operating activities        3,348      (494,306)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --            --
                                                    ----------    ----------
    Net cash used in investing activities                   --            --
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs     1,691           375
  Proceeds from notes payable to related parties       (15,372)       16,258
  Proceeds from stock subscriptons receivable            5,000        (7,500)
  Repayments on notes payable to related parties        24,205            --
  Proceeds from issuance of common stock                77,830       165,683
                                                    -----------   ----------
      Net cash provided by financing activities         93,354       174,816
                                                    -----------   ----------

Effect of foreign currency rate changes                 (9,999)       47,349
                                                    -----------   ----------

Net change in cash and cash equivalents                 80,007      (272,141)

Cash, and cash equivalents, beginning of period        616,581       986,482
                                                    -----------   ----------
Cash, and cash equivalents, end of period           $  696,588    $  714,341
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:


  Common stock issued for services                     275,000            --
                                                    ===========   ==========
  Conversion of accrued salary to stock                     --       200,000
                                                    ===========   ==========
  Shares issued as payment of executive bonuses             --     1,680,000
                                                    ===========   ==========
  Shares issued as payment for accounts payables            --         1,303
                                                    ===========   ==========


   See accompanying notes to consolidated financial statements.



                               OBN HOLDINGS, INC.
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2010 and 2009


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

Operating results for the nine-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010. It is suggested that the consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2009.

Going Concern

At June 30, 2009 the report of our independent registered public accounting firm included a "going concern" statement. Several factors influenced the their decision to include this statement. The auditor considers factors such as the state of the economy, trends in earnings, current profitability, aging of liabilities and aging of receivables.

The Company recognizes that it must adequately address each of the above factors to have the "going concern" statement removed. Management's plans and progress toward achieving that end includes the following.

1) Economy. By all indications, except employment figures, the economy has begun to improve since the balance sheet date of this report. This is evident by increases in financial activity around the world. However, in response to the economy the pork industry has experience an increase in downsizing, mergers and acquisitions which have changed our client base. As a result, pork sales recovery continues to be slow. Management has began to concentrate our efforts on increasing our product line. Further, we have designed plans to increase activity in our entertainment segment with several projects planned in China and Japan during the next fiscal year.

2) Profitability. The Company's most recent losses are due to impairment of its technology licenses. Unfortunately, the Company lacks sufficient capital to implement its marketing plans related to these intellectual properties. As a result limited marketing efforts and expenses have not generated any revenues which negatively affects the Company's profitability. Moreover, the lack of revenues have caused management to record significant impairment expenses related to the technology licenses. Management anticipates that adequate capital will be raised that will allow the marketing plan to be fully implemented or the licenses will be sold. In either case, the negative impact on profitability will be eliminated.

3) Trends. The Company reported a loss in four of the last five annual filings. The first year with positive earnings was the fiscal year ending June 30 2008. Management had every reason to believe that a profit would be posted for for year ended June 30, 2009, but the swine flu pandemic caused sales to significantly fall in the third and fourth quarters of that year. The recovery was hampered by the global economic crisis that began soon afterwards. Fortunately, sales have recently stablized with a modest growth. A positive revenue growth trend has been established during the past few quarters. Management is still mindful of its increasing positive trend in sales and expects to see continued positive revenue trends in future periods.

4) Aging of Liabilities. At March 31, 2010 the outstanding liabilities totaled $3,056,460. Management retired $111,252 of liabilities during the quarter ending September 30, 2009 by successfully negotiating agreements to convert the debt to stock equity. A significant portion of the debt was deferred revenue that has been recognized as revenue. A total of $404,000 was reduced from Commissions payable as the sales broker purchased the receivables. A total of $295,822 of accounts payable was paid during the nine month period March 31, 2010. A total of $214,000 of debt has been on the books past the statute of limitations for collection and will be written off during the next fiscal year. The remaining debt represents accrued salaries, commission payables and related party loans. All of these parties have indicated that they will wait until the Company is more profitable before requesting payment.

5) Aging of Receivables. At March 31, 2010 the outstanding receivables totaled $647,173. All receivables are less than 30 days old. Thus, the receivables aging does not impact the "going concern" issue.

In addition, to the above plans and actions that address the "going concern" issues, Management is expanding its product line and marketing activities. Additions to the product line include wine, scotch and additional food products are being implemented currently.


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


Segment Information Reporting

As of March 31, 2010 Management measures the Company's performance in three distinct segments: (1) Broadcasting Operations for which performance is measured by the types of advertisers attracted; (2) Production Operations, for which performance is measured by distribution sales resulting from creative talent; and (3) commodity sales, for which performance is measured by the volume of product sold.

A summary of the segments for the nine months ended March 31, 2010 and 2009 is presented in the tables below:

As of and for the nine months ended March 31, 2010


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 16,883    $194,753   $1,726,813  $  365,041   ($150,757)  $2,152,733
Liabilities        (439,210)   (416,448)   1,101,173) (1,247,386)    150,757   (3,056,460)
Revenues, net of
affiliate costs          -           -     8,161,747         637           -    8,162,384
Costs & expenses*   (26,591)    (22,999)  (8,150,573) (5,205,202)          -  (13,405,365)
Other income (exp)       -       23,833       42,327      74,826           -      140,986
Net income (loss)  ($26,591)   $    834   $   53,501 ($5,129,739)          -   (5,101,995)


As of and for the nine months ended March 31, 2009

                 Broadcasting   Production  Commodity  Corporate   Reconciling   Total
                  Operations    Operations   Trading                 Items

Assets             $ 51,252    $ 65,284   $5,070,282  $5,020,852    ($17,000) $10,190,770)
Liabilities        (435,149)   (273,914)  (1,262,552) (1,079,288)     17,000   (3,033,903)
Revenues, net of
affiliate costs         237         100   16,703,356          15           -   16,703,708
Costs & expenses*   (38,909)    (50,997) (14,677,932) (2,144,477)          -  (16,912,315)
Other income (exp)       -          -        162,434      58,817           -      221,251
Net income (loss)  ($38,672)   ($50,897)  $2,187,858 ($2,085,645)          -       12,644

    *Expenses include operating expenses and cost of sales.


Reconciling items consist of intercompany balances. Balance sheet reconciling amounts consist primarily of corporate-level loans to subsidiaries and the elimination of intercompany receivables/payables. All revenues are from customers in the United States and all long-lived assets are located in the United States.

There was $647,173 of outstanding receivables as of March 31, 2010. For the nine month period ended March 31, 2010 there was $8,162,384 of sales recognized as compared to $16,703,708 of sales during the same period ending March 31, 2009.


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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and internet portals) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that impairment of the carrying value of its technology licenses was appropriate at March 31, 2010 because no revenue had been generated and there still was insufficient capital to implement related marketing plans. As a result, the two technology licenses were fully impaired at March 31, 2010.


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

In March 2008 the Company acquired the North American rights to two proprietary technology licenses. The first was the intelligent traffic system (i.e., red light camera system) license from a Chinese developer for stock and cash valued at $1,880,000. The second was a plastic recycling license for stock valued at $2,894,781. In August 2009 the Company engaged the services of an independent appraisal firm to determine the value of its technology licenses. The appraiser, a member of the National Association of Certified Valuation Analysts, indicated in its report that market value the technology license $4,640,000 and the market value of the recycling license was $ 3,792,000, both significantly higher that their respective carrying values. Therefore, no impairment was recorded at June 30, 2009. However, because no revenue has been generated since the appraisal due to the fact that the Company did not have sufficient capital to implement the related marketing plans, impairment was appropriate for the quarter ended March 31, 2010 even though the revenue and cost projections contained in our impairment analysis provided in our early submissions are still valid. The numbers have not changed (i.e., the licenses acquisition costs are recoverable as the undiscounted cash flow projections from the license exceeds the carrying value), only the expected transactions dates have changed (i.e., pushed back). Thus, management expects to fully recover the acquisition costs from the technology licenses by either implementing the associated marketing plans when funds are available or selling the licenses at some future date.
However, because no definite timeframe can be determined as to when revenue will be generated, management has elected to fully impair the licenses as of March 31, 2010 under the conservative principle of GAAP.


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

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the nine months ending March 31, 2010 a total of $891,562 was expensed for shipping related services.


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

Advertising Costs

Advertising costs are expensed as incurred. For the nine months ending March 31, 2010 and 2009, the Company's had no advertising costs.

Stock-Based Compensation

Through March 31, 2010, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718-10, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the quarter ended March 31, 2010. There is also no pro forma impact of warrants as they have no fair value under ASC 718-10.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of ASC 718-10, "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2010, the Company had no options outstanding and therefore believes the adoption of ASC 718-10 to have an immaterial effect on the accompanying financial statements.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the nine months ended March 31, 2010:

                                                 March 31,        June 30,
                                                   2010             2009
                                               ------------     -----------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                               ============     ===========
 Total                                                0%               0%

The valuation allowance increased by $1,007,822 during the nine months ended March 31, 2010. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2010. No operating profits are expected to be generated in California, during the year ended June 30, 2010.

Net deferred income taxes are as follows as of the following dates:

                                                 March 31,        June 30,
                                                   2010             2009
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 5,922,472      $ 4,187,793
   Reserves and accruals                          (183,965)        (268,821)
                                                ----------       ----------
      Total deferred tax assets                  5,738,507        3,918,972

   Less valuation allowance                     (5,738,507)      (3,918,972)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $17,000,000 in Federal and California State net operating loss carryforwards as of March 31, 2010, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of March 31, 2010.


Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, "Earnings Per Share" (see Note 9).
Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the nine months ended March 31, 2010 and 2009.

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


Note 3 - Comprehensive Income

The Company reports certain changes in equity during a period in accordance with ASC 220-10 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the nine month periods ended March 31, 2010 and 2009 are as follows:

                                                         Nine Months
                                                      Ended March 31,
                                                     ---------------------
                                                        2010         2009

Net income                                          ($5,101,995)    $12,644
Foreign currency cumulative translation adjustments     ( 9,999)     47,349
                                                    -----------   ----------

Comprehensive income (loss)                         ($5,111,994)  $  59,993
                                                    ============  ===========


NOTE 4 - INTERNET PORTALS

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal began in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of June 30, 2008 the Company has not paid the $71,250 construction fee and the contractor has not completed the media portal. The Company expects to pay the outstanding debt and begin operations by March 2011.

In April 2009 the Company began construction of its "Music on Demand" internet portal. This interactive portal supports the Company's program in promote music groups via contests and concerts. The program will work injunction with the Filmhook internet portal. As of March 31, 2010 the portal has not been completed.

In June 2009 the Company began construction on its "Blues in China" internet portal. This interactive portal supports the Company's program to introduce blues music throughout China via concerts, contests and blues cafes. An Chinese promoter has been engaged to assist with this project. As of March 31, 2010, the portal has not been completed.

Website development costs for new websites and internet portals is capitalized and amortized over the site's useful life (i.e., 36 months). Maintenance costs for existing websites is expensed in the period that the cost is incurred.


NOTE 5 - PROGRAMMING RIGHTS

Eclectic expects to continue to produce its own programming. However, during the nine-month periods ended March 31, 2010 and 2009, there were no production costs, respectively. At March 31, 2010 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $105,130 leaving a carry value of zero at March 31, 2010.

For the nine months ended March 31, 2010 and 2009, the Company recorded amortization expense of $337 and $1,500, respectively, related to its programming rights.

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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the nine-month periods ended March 31, 2010 and 2009, the Company recorded amortization expense of $69,372 and $78,612, respectively, related to its film library.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of March 31, 2010, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when the need arises. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

As of March 31, 2010, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

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


NOTE 8 - NOTES PAYABLE

At March 31, 2010, the Company had a $439,000 balance of notes payable to a third party. During the quarter ending September 30, 2009 the loan was converted to a no interest loan with no set maturity date, and is payable upon demand. A total of $98,659 of accrued interest was forgiven. An additional $8,500 of interest was paid with 50,000 shares of company stock valued at $0.17 per share.

Duing the period the Company repaid the loan balance that was outstanding under a 10% promissory note from family members of the Company's officers totaling $3,500 by issuing 37,576 shares of its stock. The note had no set maturity date, and was payable upon demand. At the time of retirement the accrued interest on the note had totaled $2,888.

Related party interest expense under these notes for the nine months ended March 31, 2010 and 2009 was $5,587 and $16,761, respectively.


During the period the Company repaid the loan balance that was outstanding under a $5,000 10% promissory note from a third party. The note by issuing 49,511 Shares of its stock. The note had no set maturity date and was payable upon demand. At the time of retirement the accrued interest on the note totaled $3,417.

At March 31, 2010, the Company had a $270,416 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of March 31, 2010, the accrued interest on the note totaled $3,887.

During the period the Company repaid the loan balance that was outstanding under a $30,000 loan a third party that had a 18% interest rate by issuing 525,000 shares of its stock. The principal and interest was due on October 2, 2009. At the time of retirement the accrued interest on the note totaled $900.

Non-related party interest expense under these notes for the nine months ended March 31, 2010 and 2009 was $2,024 and $3,387, respectively.



NOTE 9 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------

The Company has authorized 20,000,000 shares of preferred stock. As of March 31, 2010, the Company has not designated any series of preferred stock or entered into any agreements.


Common Stock
------------

During the nine month period ending March 31, 2010 the Company issued a total of 212,087 shares of stock (valued at various rates per share) to retire $24,205 of outstanding debt

During the nine month period ending March 31, 2010 the Company issued a total of 915,913 shares of stock (valued at various rates per share) to raise $77,830 cash.

During the nine month period ending March 31, 2010 the Company issued a total of 425,000 shares of stock (valued at $0.17 per share) to pay $36,500 of consulting and broker services.

During the nine month period ending March 31, 2010 the Company issued a total of 29,412 shares of stock (valued at $0.17 per share) for $5,000 of subscription receivables.


During the nine month period ending March 31, 2010 the Company issued a total of 60,420 shares of stock (valued at $0.20 per share) to purchase $12,048 of product logos.


NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the nine months ended March 31, 2010 and 2009:

Basic and diluted loss per common share is computed as follows:

                                               For the Nine Months Ended
                                            -------------------------------
                                               March 31,        March 31,
                                                 2010             2009
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($5,101,995)      $    12,644

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     20,587,623        13,301,116

Net loss available to common
   stockholders per common share                 ($0.25)           ($0.00)



NOTE 10 - SUBSEQUENT EVENTS

This section contains subsequent events that have been evaluated from the March 31, 2010 balance sheet date through August 30, 2010 which is the date that this document was available to be filed.

In March 2010 the Company created a new brand of California wines called "Malcolm House". The products are produced by a vineyard located in the north-central part of California. Initially, the types of wines offered are Cabernet Sauvignon, Merlot, Pinot Noir, White Zinfandel and Chardonnay.

In April 2010 the Company entered into a marketing services agreement with the Global Computer Services Group wherein the Company receives marketing support in exchange for 300,000 shares of stock (valued at $0.04 per share).

In June 2010 the Company paid Infinite Media Group $25,000 for the development of the Blues In China Logo. The Company paid the design fee by issuing Infinite Media Group 250,000 shares of restricted OBN common stock (valued at $0.10 per share).

In June 2010 the Kyodo subsidiary obtained United States Department of Agriculture (USDA) certification through the Foreign Agricultural Services. The terms authorizes Kyodo to offer buyers of agricultural products produced in the United States payment terms of up to two years, and the USDA will guarantee Kyodo's bank payment. As a result, Kyodo can receive that total amount of the invoice shortly after the shipment is sent out to the buyer.

In June 2010 the Company created a new brand of Scotch whisky called "Highland Axe Scotch Whisky". The products are distilled and bottled in Scotland. Initially, the types of whisky being offered are a three-year old blended whisky, a twelve year old premium blended whisky and a ten year of single malt whisky.

In July 2010 the Company created a new brand of Irish whiskey called "Emerald Isle Irish Whiskey". Initially, the types of whiskey being offered are a four year old blended whiskey, a four year of single malt whiskey and an eight year old single malt whiskey.

In July 2010 the Company formed a new subsidiary called "Kyodo UK Ltd". The company was formed under the laws of the United Kingdom. The company was formed to handle the operations related to the Scotch whisky and Irish whiskey, and to take advantage of various United Kingdom programs related to the export of products produced in the country.

In July 2010 the Company form a new subsidiary called "Satori Beverages International Ltd". The subsidiary was formed to house all of the beverage related trademarks and licenses, to manage and market the beverage brands owned by OBN, and to manage and market brands owned by third party companies. Satori Beverages International Ltd is a Nevada corporation.

In July 2010 Kyodo subsidiary was approved for two basic permits by the Alcohol and Tobacco Trade and Tax Bureau (TTB). One permit allows Kyodo to purchase alcoholic products in the United States as a wholesaler. The other permit allows Kyodo to import and export alcoholic products in the United States. The permit is ongoing, and has no expiration date.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OPERATIONS

After years of losses, the Company reported its first profitable year with its fiscal year ending June 30, 2008 10K. Unfortunately, market conditions in its pork exporting operations were negatively affected by the news of the swine flu in 2009 which was the primarily reason for a loss reported in the fiscal year ending June 30, 2009. The company was forced to launch a customer educational campaign and reduce it gross profit margin to under 20% during the quarter ending March 31, 2009 and June 30, 2009 in order to spur sales. Further, the Company expensed $981,458 as soilage charges as customer reduced orders. It took several months for customers to renew orders after they learned that pork consumption was not the cause of the swine flu. Currently the Company is seeking to increase its customer base and re-establish a higher gross profit margin. Thus, management believes that the reported loss for the fiscal year ending June 30, 2009 is not indicative of future profitability.

During the fiscal year ending June 30, 2009, sales in the Company's commodity export segment were strong in the first two quarters with $6,432,560 and $5,811,803, respectively. However, with the swine flu out break sales declined to $4,458,993 and $1,606,336 for the third and forth quarters. Sales increased to $2,736,308 in the quarter ending September 30, 2009, remained steady at $2,645,606 for the quarter ending December 31, 2009 and $2,780,226 for the quarter ending March 31, 2010. Commodity export segment sales increases are expected to be significant in the coming quarters as the Company is expanding its product lines and services. For example, the exporting food products will be expanded to include beef and chicken. Further, we have acquired the rights to export an established Japanese cosmetics line. These and other products will be sold in Asian countries, such as China, Korea and Thailand, and in South American Countries, such as Columbia, Brazil and Argentina. Thus, the Company anticipates the most significant growth in its commodities export segment.

During the fiscal year ending June 30, 2009 sales in the entertainment segment were only $437 as there was inadequate working capital to complete projects. However, growth in this segment is also expected to be significant during coming quarters. Several projects that were in the developmental stages in past years will come to fruition during the upcoming fiscal year. Among them is the Micheal Jackson impersonation China tour that is now scheduled for the summer of 2010. Several dates are scheduled in major cities. Another project is the "Blues in China" project where numerous Blues artists will tour China and Japan. The tour is scheduled to begin in the spring of 2011 and an interactive Internet portal will solicit participation in "Blues" contests throughout China. Utimately, the project will lead to the opening of Blues cafes in selected cities. The Company is working on scheduling a tour for professional basketball players to play games and conduct clinics in mid-sized cities in China during the Summer of 2011.
These projects are being developed with our Chinese promotional partner who is sanctioned by Chinese government to stage the events under cultural expansion and exchange programs. With adequate working capital an advertising sales program will be implemented to suport our internet broadcasting operations and we will add another sports channel. Further, the Company's "Music on Demand" and "Filmhook" Internet portals will be online within the next few months. The Company's broadband broadcasting channels and internet portals provide very cost effective outlets for promoting any products and services that it will offer in the future.

During the nine month period ending March 31, 2010 there were no sales generated from the Company's "green" technology licences which were acquired in 2008. The intelligent Traffic System license provides for exclusive North American and nonexclusive rights elsewhere outside
China for a period of seventy years. The proprietary plastics recycling gives exclusive North American and nonexclusive rights elsewhere outside China for a period of seventy years. Both licenses were appraised by an independent firm as part of the impairment analysis and were valued at $4,640,000 and $3,793,000, respectively. The Company has developed marketing plans for both licenses. Unfortunately, there is insufficient working capital to implement the marketing plans. As a result no revenues have been generated from either license and both were fully impaired at March 31, 2010. At that time Management elected to move onto the pink sheets while it continues its efforts to raise the necessary capital to implement the marketing plans.

Management's goal is to increase shareholder value. The Company's efforts are designed to fully implement its business plan of acquisition and subsidiary development.

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

1) Economy. By all indications, except employment figures, the economy has begun to improve since the balance sheet date of this report. This is evident by increases in financial activity around the world. However, in response to the economy the pork industry has experience an increase in downsizing, mergers and acquisitions which have changed our client base. As a result, pork sales recovery continues to be slow. Management has begun to concentrate our efforts on increasing our product line. Further, we have designed plans to increase activity in our entertainment segment with several projects planned in China and Japan during the next fiscal year.

2) Profitability. The Company's most recent losses are due to impairment of its technology licenses. Unfortunately, the Company lacks sufficient capital to implement its marketing plans related to these intellectual properties. As a result limited marketing efforts and expenses have not generated any revenues which negatively affects the Company's profitability. Moreover, the lack of revenues have caused management to record significant impairment expenses related to the technology licenses. Management anticipates that adequate capital will be raised that will allow the marketing plan to be fully implemented or the licenses will be sold. In either case, the negative impact on profitability will be eliminated.

3) Trends. The Company reported a loss in four of the last five annual filings. The first year with positive earnings was the fiscal year ending June 30, 2008. Management had every reason to believe that a profit would be posted for for year ended June 30, 2009, but the swine flu pandemic caused sales to significantly fall in the third and fourth quarters of that year. The recovery was hampered by the global economic crisis that began soon afterwards. Fortunately, sales have recently stablized with a modest growth. A positive revenue growth trend has been established during the past few quarters. Management is still mindful of its increasing positive trend in sales and expects to see continued positive revenue trends in future periods.

4) Aging of Liabilities. At March 31, 2010 the outstanding liabilities totaled $3,056,460. Management retired $111,252 of liabilities during the quarter ending September 30, 2009 by successfully negotiating agreements to convert the debt to stock equity. A significant portion of the debt was deferred revenue that has been recognized as revenue. A total of $404,000 was reduced from Commissions payable as the sales broker purchased the receivables. A total of $295,822 of accounts payable was paid during the nine month period March 31, 2010. A total of $214,000 of debt has been on the books past the statute of limitations for collection and will be written off during the next fiscal year. The remaining debt represents accrued salaries, commission payables and related party loans. All of these parties have indicated that they will wait until the Company is more profitable before requesting payment.

5) Aging of Receivables. At March 31, 2010 the outstanding receivables totaled $647,173. All receivables are less than 30 days old. Thus, the receivables aging does not impact the "going concern" issue.

In addition, to the above plans and actions that address the "going concern" issues, Management is expanding its product line and marketing activities. Additions to the product line include wine, scotch and additional food products are being implemented currently.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited statements of operations and cash flows for the nine months ended March 31, 2010 and 2009, and the related notes thereto as well as the audited financial statements of the Company for the year ended June 30, 2009. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on specific identification of customer accounts and our best estimate of the likelihood of potential loss, taking into account such factors as the financial condition and payment history of major customers. We evaluate the collectability of our receivables at least quarterly. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The differences could be material and could significantly impact our operating results. At March 31, 2010 the allowance for doubtful accounts was $150,000.

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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. However, because no revenue has been generated and insufficient capital to implement related marketing plans. As a result, for the quarter ended March 31, 2010 the Company recorded $2,387,391 of impairment expense.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 for the year ended June 30, 2006. In 2007, the Company wrote off the value of the KSSY broadcast license, recording an impairment of $130,000 for the fiscal year ended June 30, 2007. In June 2008, the Company wrote down the value of its Film Libraries, by recording an impairment of $165,000 for the year ending June 30, 2008. The Company wrote down the value of its technology licenses to zero, by recording an impairment of $4,774,781 for the quarter ending March 31, 2010.

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


RESULTS OF OPERATIONS

Total revenues for the Company were $8,162,384 and $16,703,704 for the nine-month periods ended March 31, 2010 and 2009, respectively. Revenues were generated from the Company's commodity trading subsidiary.

Expenses incurred during the nine-month period ended March 31, 2010 totaled $13,405,365 as compared to $16,912,315 for the nine-month period ended March 31, 2009. Expenses decreased primarily due less pork purchases as a result of swine flu scare, but expenses also included a substantial impairment of $4,774,781 for intellectual properties. Other income for nine-month period ended March 31, 2010 was $140,986, as compared to $221,251 for the same period in 2009. Changes in interest expense and tax expense are insignificant. The net loss for the nine-month period ended March 31, 2010 was $5,101,995 as compared to net income of $12,644 for the nine month period ended March 31, 2009.

Results of operations for the nine-month periods ended March 31, 2010 and 2009 are detailed in the charts below. Included are the revenues, expenses, other income and net income for the three segments and corporate office. In addition, the results from accounting consolidation are presented as reconciling items.


As of and for the nine months ended March 31, 2010




                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items
Assets             $ 16,883    $194,753   $1,726,813  $  365,041   ($150,757)  $2,152,733
Liabilities        (439,210)   (416,448)   1,101,173) (1,247,386)    150,757   (3,056,460)
Revenues, net of
affiliate costs          -           -     8,161,747         637           -    8,162,384
Costs & expenses*   (26,591)    (22,999)  (8,150,573) (5,205,202)          -  (13,405,365)
Other income (exp)       -       23,833       42,327      74,826           -      140,986
Net income (loss)  ($26,591)   $    834   $   53,501 ($5,129,739)          -   (5,101,995)


As of and for the nine months ended March 31, 2009

                 Broadcasting   Production  Commodity   Corporate  Reconciling   Total
                  Operations    Operations   Trading                 Items

Assets             $ 51,252    $ 65,284   $5,070,282  $5,020,852    ($17,000) $10,190,770)
Liabilities        (435,149)   (273,914)  (1,262,552) (1,079,288)     17,000   (3,033,903)
Revenues, net of
affiliate costs         237         100   16,703,356          15           -   16,703,708
Costs & expenses*   (38,909)    (50,997) (14,677,932) (2,144,477)          -  (16,912,315)
Other income (exp)       -          -        162,434      58,817           -      221,251
Net income (loss)  ($38,672)   ($50,897)  $2,187,858 ($2,085,645)          -       12,644

    *Expenses include operating expenses and cost of sales.


Broadcasting Operations (Omni, ASTN and POD)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2010 and 2009. Expenses were $26,591 for the nine months ended March 31, 2010 as compared to $38,909 for the same period in 2009. The net loss for this segment of operations was $26,591 for the nine months ended March 31, 2010 as compared to a net loss of $38,672 for the same period in 2009.

Production Operations (Eclectic)

Revenues generated in this segment of operations totaled $0 for the nine months ended March 31, 2010 as compared to $0 during the same period in 2009. This segment incurred $22,999 of expense during the nine month period ending March 31, 2010 as compared to $50,997 for the nine months ending March 31, 2009. Expenses included $21,624 of accrued salaries during the nine months ending March 31, 2010 and $46,872 during the same period in 2009. Other income was $23,833 for the nine months ending March 31, 2010 as compared to $0 for the same period in 2009. The net income for this segment was $834 for the nine months ended March 31, 2010, as compared to a loss of $59,897 for the period in 2009.

Commodity Trading Operations

Revenues generated in this segment of operations totaled $8,161,747 for the nine months ended March 31, 2010 as compared to $16,703,356 during the same period in 2009. This segment incurred $8,150,573 of expense during the nine months ending March 31, 2010 as compared to $14,677,932 for the same period in 2009. Expenses included $6,474,541 of pork product purchases and $891,562 of shipping costs. Other income during the nine month period ending March 31, 2010 and 2009 was $42,327 and $162,434, respectively. The net income for this segment was $53,501 for the nine months ended March 31, 2010, as compared to $2,187,858 for the period in 2009.


OBN Corporate

Revenues generated from OBN corporate operations totaled $637 during the nine months ended March 31, 2010 and $15 for the same period in 2009.
The expenses incurred by OBN corporate were $5,205,202 for the nine months ended March 31, 2010 as compared with $2,144,477 in 2009. Expenses for the nine month period ending March 31, 2010 included $243,747 of accrued salary expenses and $4,774,781 of impairment expense. The other income for this period was $74,826 as compared to $58,817 for the same period in 2009. The net loss for OBN corporate was $5,129,739 during the period ended March 31, 2010 as compared to a net loss of $2,085,645 for the same period in 2009.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 the Company's current liabilities of $3,056,460 exceeded current assets of $1,714,080 by $1,342,380. Approximately 30% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares.
In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 each were issued to executives as bonus compensation These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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


Plastics Recycling Operations
-----------------------------
Currently there is insufficient funds to implement the marketing plan for the plastics recycling operations. As a result the Company has been unable to hire the required sales staff, or account manager. The Company believed that liquidity would not a concern because cash was not required until it began its own plastic recycling operation that would use the exclusive technology license. However, the Company has been unable to identify a suitable recycling entity in the United States to acquire.

In order to generate cash, the Company sought to sell raw materials to the Chinese facility from which the exclusive license agreement was acquired. However, the company has not had adequate funding to purchase raw plastic material, nor is there funds to cover the cost for shipping the materials to the recycling facilities in China.

Thus, since acquiring the proprietary technology license in February 2008, no revenues have been generated. As a result 100% of the technology license value was impaired during the quarter ending March 31, 2010. Management continues to look for the capital to implement the marketing plan.


Intelligent Traffic Systems Operations
--------------------------------------
Currently there is insufficient funds to implement the marketing plan for the intelligent traffic systems operations. As a result the Company has been unable to hire the required sales staff or an account manager. The Company has been unable to submit any bids on traffic system installation projects at municipalities. Further, no traffic systems units have been independently sold (i.e., without installation responsibility). Since acquiring the proprietary technology license in February 2008, no revenues have been generated. Moreover, without a sales staff it is unlikely that revenue will be generated.

As a result of the lack of revenue and immediate prospects, management recorded an impairment expense equal to 100% of the technology license value during the quarter ending March 31, 2010. Management continues to look for the capital to implement the marketing plan.


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

 (a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO) of the effectiveness of the Company's disclosure" controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were not effective. Our disclosure controls and procedures has not allowed for timely reporting and disclosure of the required financial information. This represents a material weakness in the internal control over financia reporting which management is currently addressing. However, as of March 31, 2010 information relating to the Company, required to be disclosed in SEC reports was not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is not accumulated and communicated to the Company's management, including our CEO and CFO, as appropriated to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the nine month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OBN HOLDINGS, INC
(Registrant)

Dated:  August 25, 2010       By: /s/ Roger Neal Smith
                                --------------------------
                                Roger Neal Smith
                                Chief Executive Officer