Form 10-Q/A
period 2010-03-31
OBN HOLDINGS INC
filed 2010-09-20
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

This amended filing is necessary because the original filing did not adequately disclose that this document had not been reviewed by our registered public accounting firm, as such it is substantially deficient and not timely filed. Management will have this document reviewed and refile as soon as possible.

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


As of August 20, 2010 the Company had 21,573,735 shares of its $.001 par value common stock issued and outstanding.






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






















PART I: FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS


                                                       March 31,   June 30,
                                                         2010         2009
                                                    (not reviewed)
                                                     ----------    ----------
ASSETS

Current assets:
Cash and cash equivalents                           $   696,588   $   616,581
Accounts receivables, net of $150,000 and $150,000
   allowance for doubtful accounts, respectively        647,173       882,872
Inventory                                               370,319       948,080
                                                     ----------    ----------
       Total current assets                           1,714,080     2,447,533

Fixed assets, net of accumulated depreciation of
  $60,892 and $60,692, respectively                           -             -
Programming rights, net of accumulated amortization
  of $100,529 and $100,192, respectively                 65,275        65,613
Film library, net of accumulated amortization
  of $459,745 and $390,373, respectively                117,755       187,127
Other intellectual properties, net of accumulated
  Depreciation of $41,673 and $19,387, respectively     184,373       195,113
Other tangible assets                                    71,250     4,846,031
                                                     ----------    ----------
       Total assets                                 $ 2,152,733   $ 7,741,417
                                                    ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $   518,573   $   472,344
   Commissions payable                                  213,149       786,792
   Accrued payroll and related                          943,913       691,142
   Deferred revenue                                     541,073       790,650
   Capital lease obligations                             49,396        49,396
   Programming rights payable                            80,030        80,030
   Notes and accrued interest payable                   270,416       277,709
   Notes and accrued interest payable related parties   439,910       547,870
                                                     ----------    ----------
       Total current liabilities                      3,056,460     3,695,933
                                                     ----------    ----------
Stockholders' Equity:
  Undesignated preferred stock, $0.001 par value;
    20,000,000 shares authorized; no shares issued
    and outstanding                                         ---           ---
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 21,573,735 and 19,930,930 shares
    issued and outstanding                               21,574        19,931
  Additional paid-in capital                         16,484,089    16,330,449
  Accumulated deficit                               (17,419,033)  (12,317,038)
  Common stock subscriptions receivable			     --        (7,500)
  Accumulated comprehensive income (loss), net            9,643        19,642
                                                     ----------    ----------
      Total stockholders' equity                    (   903,727)    4,045,484
                                                     ----------    ----------
      Total liabilities and stockholders' equity    $ 2,152,733   $ 7,741,417
                                                    ===========   ===========

  See accompanying notes to consolidated financial statements. The March 31,
  2010   figures have not been reviewed by our registered public accounting firm.


                              OBN Holdings, Inc.
         CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME


                                      FOR THE THREE MONTHS     FOR THE NINE MONTHS
                                       ENDED MARCH 31,           ENDED MARCH 31,
                                    ------------------------  -----------------------
                                        2010         2009        2010        2009
                                    ------------  ----------  -----------  ----------
                                  (not reviewed)(not reviewed)(not reviewed)(not reviewed)

Revenue, net of affiliate costs     $ 2,780,471  $ 4,459,093  $ 8,162,384  $16,703,708

Cost of sales                         2,093,711    2,567,792    6,474,541   11,761,190
                                    ------------  ----------   ----------  -----------

  Gross profit                          686,760    1,891,301    1,687,843    4,942,518

Operating expenses:
   General and administrative           787,605      998,288    2,149,181    5,133,991
   Impairment expense                 4,774,781           --    4,774,781           --
                                    ------------  ----------   ----------  -----------
      Subtotal operating expenses     5,562,386      998,288    6,923,962    5,133,991


Loss from operations                 (4,875,626)    (893,013)  (5,236,119)    (191,473)
                                    ------------  ----------   ----------  -----------


Other income (expense):
  Other income                            5,667     (59,431)       42,327      163,751
  Gain on debt extinguishment                --           --       98,659       57,500
  Interest expense                          415      (5,711)       (6,862)     (17,134)
                                    ------------  ----------   -----------  -----------

  Total other income (expense), net       6,082     (65,142)      134,124      204,117
                                    ------------  ----------   -----------  -----------


Net income before income taxes       (4,869,544)     827,871     (5,101,995)    12,644

Income taxes                                 --           --           --           --
                                    ------------  ----------    ----------   ----------


  Net income                        ($4,869,544)   ($827,871)    ($5,101,995)   $12,644
                                    ============  ============   ===========  ===========


Foreign currency transaction adjustment     457      (24,256)          9,643    (76,100)


Comprehensive income, net of 0 taxes($4,869,087)   ($803,615)    ($5,092,352)  ($63,456)


Net loss available to common
  stockholders per common share:

  Basic and diluted net income (loss)
  per common share                        ($0.23)       $0.05         ($0.25)     ($0.00)
                                     ============  ==========     ===========  ===========

  Basic and diluted weighted
  average shares outstanding          20,266,818   18,106,636     20,587,623  13,301,116
                                     ============  ===========    ===========  ===========

See accompanying notes to consolidated financial statements. The March 31, 2010 figures have not been reviewed by our registered public accounting firm.



                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   FOR THE NINE MONTHS ENDED
                                                           March 31,
                                                   -------------------------
                                                       2010          2009
                                                   ----------     ----------
                                                  (not reviewed) (not reviewed)
Cash flows from operating activities:
   Net income                                     ($ 5,101,995)     $ 12,644
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Gain on settlement of debt                      (98,659)       57,500
       Depreciation and amortization                    92,498        85,276
       Shares issued for services                       36,500        50,123
       Changes in operating assets and liabilities:
          Accounts receivable, net                     235,699      (554,890)
          Purchased inventory                          577,761    (1,872,815)
          Impairment of technology licenses          4,774,781           --
          Deferred recognize revenue                  (249,577)      (18,181)
          Accounts payable and accrued expenses       (270,356)    1,746,037
                                                    -----------   ----------
            Net cash used in operating activities        3,348      (494,306)
                                                    -----------   ----------

Cash flows from investing activities:
   Purchase of fixed assets                                 --            --
                                                    ----------    ----------
    Net cash used in investing activities                   --            --
                                                    ----------    ----------

Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs     1,691           375
  Proceeds from notes payable to related parties       (15,372)       16,258
  Proceeds from stock subscriptons receivable            5,000        (7,500)
  Repayments on notes payable to related parties        24,205            --
  Proceeds from issuance of common stock                77,830       165,683
                                                    -----------   ----------
      Net cash provided by financing activities         93,354       174,816
                                                    -----------   ----------

Effect of foreign currency rate changes                 (9,999)       47,349
                                                    -----------   ----------

Net change in cash and cash equivalents                 80,007      (272,141)

Cash, and cash equivalents, beginning of period        616,581       986,482
                                                    -----------   ----------
Cash, and cash equivalents, end of period           $  696,588    $  714,341
                                                    ===========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                           --            --
                                                    ===========   ==========
         Income taxes                                       --            --
                                                    ===========   ==========
Supplemental disclosure of noncash investing and financing activities:


  Common stock issued for services                     275,000            --
                                                    ===========   ==========
  Conversion of accrued salary to stock                     --       200,000
                                                    ===========   ==========
  Shares issued as payment of executive bonuses             --     1,680,000
                                                    ===========   ==========
  Shares issued as payment for accounts payables            --         1,303
                                                    ===========   ==========


See accompanying notes to consolidated financial statements. The March 31, 2010 figures have not been reviewed by our registered public accounting firm.


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

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

OBN HOLDINGS, INC
(Registrant)

Dated:  September 20, 2010       By: /s/ Roger Neal Smith
                                --------------------------
                                Roger Neal Smith
                                Chief Executive Officer





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


Date: September 20, 2010                      /s/ ROGER N. SMITH
                                             ------------------------
                                             Roger N. Smith
                                             Chief Executive Officer




EXHIBIT 31.2 CFO CERTIFICATION



Exhibit 31.2 - Certification of Chief Financial Officer

I, Roger Smith, certify that:

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


Date: September 20, 2010                      /s/ Roger N. Smith
                                             ------------------------
                                             Roger N. Smith
                                             Interim Chief Financial Officer






EXHIBIT 32 CERTIFICATIONS



EXHIBIT 32 - CEO AND CFO CERTIFICATION


Exhibit 32.1

Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The undersigned are the Chief Executive Officer and Chief Financial Officer of OBN Holdings, Inc. (the "Company"). This Certificate is made pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. This Certification accompanies the Quarterly Report on Form 10-Q of the Company for the quarter ended
March 31, 2010 (the "10-Q Report").

The undersigned certifies that the 10-Q Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company on the dates and for the periods presented therein.


Date: September 20, 2010                    /s/ ROGER N. SMITH
                                      --------------------------------
                                           Roger N. Smith
                                           Chief Executive Officer

Date: September 20, 2010                    /s/ ROGER N. SMITH
                                      --------------------------------
                                           Roger N. Smith
                                           Interim Chief Financial Officer