Form 10-K/A
period 2010-06-30
OBN HOLDINGS INC
filed 2010-09-20
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10K-A

This amended filing was necessary because management's report on internal control over financial reporting was not included in the original filing. The omission was a material weakness in our internal control over financial reporting which meant the controls were not effective as of June 30, 2009.

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

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") of the effectiveness of the Company's disclosure controls and procedures using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based upon that evaluation, the CEO and CFO concluded that the design and operations of these disclosure controls and procedures were not effective. Our disclosure controls and procedures failed to alert management to the omission of Management' Report on Internal Control Over Financial Reporting which is presented below in this amended 10K filing. Information relating to the Company's (or the Company's consolidated subsidiaries) periodic filing with the SEC, subject to the various limitations on the effectiveness are set forth below. Information relating to the Company, required to be disclosed in SEC reports was not recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and was not accumulated and communicated to the Company's management, including our CEO and CFO, as the internal control over financial reporting (ICFR) was not effective at June 30, 2009. Further, Management's Report on Internal Control Over Financial Reporting was not included in the initial June 30, 2009 filing. The report is now included in this amended filing below.

(b) Changes in Internal Control over Financial Reporting. There had been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2009 that materially affected the Company's internal control over financial reporting. However, subsequent to June 30, 2009 the controls were changed to ensure Management's Report on Internal Control Over Financial Reporting is included in the filing. The report is presented below.

Management's Report on Internal Control Over Financial Reporting

OBN Holdings understands that it is management's responsibility to establish and maintain adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. Management's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposes in
accordance with generally accepted accounting principles.   However, the
internal control over financial reporing was not effective as of June 30, 2009. The Company's policies and procedures that recognize that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management concluded that the Company's internal control over financial reporting was not effective as of June 30, 2009 due to one material weakness; inadequate review of all temporary reporting requirements as this report was omitted from the original filing of this document. Management is committed to be better apprised of changing reporting requirements.

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


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: September 20, 2010                     /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer