Form 10-K
period 2010-06-30
OBN HOLDINGS INC
filed 2013-02-12
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the annual period ended June 30, 2010

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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.       Yes ( x )   No (   )

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

   Large accelerated filer(   )                Accelerated filer         (   )
   Non-accelerated filer  (   )                Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                        Yes (  )   No ( X )

Aggregate market value of the voting common equity held by non-affiliates of the Company on December 31, 2009 was approximately $1,600,000.

As of December 31, 2012 the Company had 22,414,862 shares of its $.001 par value common stock issued and outstanding.




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




                                     PART I

ITEM 1.  Description of Business

Corporate History
-----------------
OBN Holdings, Inc. ("OBNI" or the "Company") is a holding company with operations in several industries, including the internet broadcasting, television/film production, plastics recycling, intelligent traffic systems the meat commodity trading industries. The Company is internationally diversified with subsidiaries in China, Japan and the United States. As a holding company our primary objective is to identify and acquire profitable small to medium sized companies as subsidiaries, then manage the subsidiaries' growth and development. In addition, OBN corporate provides consulting services to firms seeking publicly stock trading listing services and import/export services.

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

In January 2006, the Company agreed to sell 60% ownership to a Sheikh from Saudi Arabia in exchange for the long term funding it sought. Unfortunately, personal circumstances prevented the Sheikh from performing on the agreement. As a result the agreement was cancelled and the funding never materialized. Without funding, the Company was forced to suspend its broadcasting operations and has been unable to implement its business plan.

In March 2007 the Company revised its business plan to focus on diversifying into non-entertainment related industries, and to expand globally through acquisition. The Company began to work with an investment banking firm that was responsible for raising funds and identifying targets for acquisition. In June 2007, the KSSY television station was fully impaired and ceased to be an asset. In October 2007, the Company established OBN Holdings (HK) Ltd, a wholly owned subsidiary based in Hong Kong to handle its China operations. In February 2008, the Company signed an agreement to broadcast its film and television properties over the world-wide broadband internet. Thus, internet broadcasting replaced the U.S. television broadcasting operations. In February 2008, the Company entered the intelligent traffic system industry by purchasing the North American rights to proprietary technology that captures traffic violation information on video and still media. In February 2008 the Company entered the plastics recycling industry by purchasing the exclusive North American rights to Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired Kyodo USA, a trading company that sells pork to Japan from Mexico. In
October 2008, the Company established OBN Holdings Japan Co, Ltd, a wholly owned subsidiary based in Tokyo, Japan to handle its Japan operations.

As a result the Company's success to date in implementing its acquisition and diversification plan, the Company is currently a holding company with diverse interests. The Company is negotiating the acquisition of companies in several other geographical areas.


Employees
---------
As of June 2010 OBN Holdings, Inc. employs only five full-time employees. There are two employees in the corporate offices and two employees work in our commodity trading company, one works in the Hong Kong office and one works in the Japan office. Once the broadband broadcasting, television/film production, plastics recycling, intelligent traffic system, listing service and commodity trading operations are fully staffed we expect to employ over fifty full-time employees.


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

Plastics Recycling Industry. There are hundreds of companies around the world that recycle one or more of the 50 different types of plastic. For most recyclers the polymers must be of nearly identical composition. The methods they use include mechanical recycling, hydrogenation, gasification and thermal cracking. Only a few facilities have the capability to recycle mixed types and colors. Alternative processing methods that attempt to address plastics' "macro-molecular" structure and allow recycling of mixed plastics include condensation polymerization, thermal de-polymerization, and heat compression. DuPont has opened a pilot condensation polymerization plant which was essentially the inverse of the original polymerization reaction, but the plant was closed for economic reasons. A pilot thermal de-polymerization plant exists in Carthage, Missouri. Heat compression plants, where the plastics are melted and pumped through heated pipes into casting moulds, exists in Australia and Japan. Our plastics recycling equipment uses a proprietary process that enables it to recycle virtually any combination of plastics and colors. It has little direct competition in China, the largest market in the world. Plans are underway to construct a state of art facility in China to meet increasing international demand for recycled plastics.

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

Commodity Trading Industry. Kyodo USA has been issued a USDA permit that is required to transport pork through the United States for shipping to Japan. Since September 11, 2001, obtaining permits have been more difficult. As a result, Kyodo USA is positioned for substantial growth with limited competition. The Company has plans to expand operations to include chicken and other meat products. In addition, the Company has identified additional customers in China. Further, there are plans to increase productivity and the profit margin.


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

The Company developed two internet portals. The first supports our "Blues in China" project wherein we are introducing the Blues music to China through several venues, including concerts, contests and Blues cafes. We are working with a Chinese promotion firm for this project. The second internet portals support our Music on Demand" project which entails interactive music promotions.


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

Television/Film Production. There are literally thousands of television and feature film production companies, all vying to have their completed projects distributed. A few production companies are owned or aligned with the major broadcast networks. The others are at the mercy of the relatively few distribution outlets available. Through its sister company, Omni Broadcast Networks, Eclectic productions are guaranteed a distribution outlet on its sister companies' network. Alternatively, Eclectic may choose to syndicate a program and have it aired on competing networks. Thus, the a major component of our marketing strategy is to promote our completed productions via our sister broadcast networks and syndicate distribution on other network when advantageous. During 2005-06 our Four Tops Special production was successfully syndicated to eighty million (80,000,000) households via several networks, including ABC, CBS and PBS. We will continue to take advantage of these established relationships. In addition, we plan to expand our production operations by acquiring profitable production companies which will increase our contacts in the industry. OBN's vertically integrated flat organizational structure allows us to minimize costs and make quick decisions. Generated revenues will cover the cost of operations, while outside funds are raised for larger productions.

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


ITEM 3. Legal Proceedings

There are no legal proceedings that will impact the Company's ability to continue operating.


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

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2010 for our common stock.

                      Quarter Ended        High    Low

                    September 30, 2009    $0.20   $0.10
                    December 31, 2009      0.18    0.06
                    March 31, 2010         0.14    0.07
                    June 30, 2010          0.10    0.09

As of June 30, 2010 there were approximately 200 shareholders of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

An executive compensation stock option plan was developed and approved by the Board prior to the Company making its stock available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2010 that have not been previously reported.


ITEM 6. Selected Financial Data

The selected financial data contained in the chart below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.

                                             Years Ending June 30
                       ----------------------------------------------------------
                           2010        2009        2008        2007        2006
OPERATING RESULTS
Revenue                11,268,519  18,310,437   2,001,589           -     247,382
Gross profit (loss)     2,320,553   3,283,179   1,122,350           -      33,779
Net income (loss)      (5,141,230) (3,367,532)     23,452  (2,239,282) (1,006,728)

PER SHARE DATA
Wgtd Avg Common Shares 21,084,190  15,350,738   7,361,936   1,419,519     655,951
Loss per Common Share       (0.24)      (0.22)       0.00       (1.58)      (1.50)

TOTAL ASSETS             2,387,666   7,741,417  8,120,482     585,580     523,030

CAPITALIZATION & DEBT
Total Liabilities        3,227,777   3,695,933   3,112,927   1,666,886   3,152,715
Capital Lease               49,396      49,396      49,396      49,396      49,396
Common Stock (000)          22,194      19,931      11,357       3,812       6,774
Paid in Capital         16,544,793  16,330,449  13,945,706   7,887,841   4,097,218
Accumulated Deficit    (17,438,626)(12,317,038) (8,949,507) (8,972,959) (6,773,677)


  * Adjusted for 10:1 reversed stock split implemented in April 2007


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In an effort to increase shareholder value, management is implementing the Company's plan to grow through a combination of horizontal integration and geographic expansion. Management is actively seeking out and acquiring profitable businesses. In addition, the Company is creating new products and services, such as its internet portals and internet broadcasting. Management views promotion and distribution as being a very important element of the Company's business. The Company's broadband broadcasting channel and internet portal provide very cost effective outlets for promoting any products and services that it will offer in the future.

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

The acquisition and growth strategy is well underway. In October 2007, the Company established OBN Holdings-Hong Kong, a wholly owned subsidiary. In January 2007 the Company began development of its Film Hook internet broadcasting operations to be launched in November 2009. In February 2008, the Company signed an agreement to broadcast its film and television properties over the broadband internet. In February 2008, the Company entered the intelligent traffic system industry by acquiring the North American exclusive rights to proprietary technology that for capturing traffic violation information on video and still media. In February 2008 the Company entered the plastics recycling industry by acquiring Chinese proprietary technology that allows "unrecyclable plastics" to be recycled. In June 2008, the Company acquired a commodity trading company that currently sells pork to Japan from Mexico.

Management's goal is to increase shareholder value. The Company's efforts to fully implement its revised business plan will lead to growth and profitability through acquisition and subsidiary development. Financial risks will be minimized by geographical and industry diversification.


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2010, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company reports a loss of $5,141,230 for the year ended June 30, 2010 and a cash balance of $635,680 at June 30, 2010. In addition, at June 30, 2010 our accumulated deficit was reduced to $17,438,626 and the net working capital was a negative $1,274,387.

Management's plans include obtaining additional capital through equity financing sources. During the three month period subsequent to June 30, 2010 did not raise any funds.


Liquidity and Capital Resources

As of June 30, 2010 the Company's current liablities of $3,227,777 exceeded current assets of $1,953,390 by $1,274,387. Approximately 30% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 per share were issued as executive bonuses. In December, executives converted $200,000 of accrued salary into 666,667 shares valued at $0.30 per share. In May 2009, executives converted $50,000 of accrued salary into 416,667 shares valued at $0.12 per share. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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


Intelligent Traffic Systems Operations
--------------------------------------
Liquidity is not a major concern for the intelligent traffic systems operations that began as a result of acquiring the proprietary technology license in February 2008. The Company plans to bid on traffic system installation projects at municipalities throughout North American. As contracts are awarded, the Company will engage the Chinese company that owns the proprietary technology to supervise the installation. Little cash is required during the bidding process. We anticipate installation of the first system in North America within the next eighteen (18) months. In addition, some traffic systems units will be sold without installation responsibility, thus requiring no cash other than sales expenses.


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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. However, because no revenue has been generated and insufficient capital to implement related marketing plans. As a result, for the fiscal year ended June 30, 2010 the Company recorded $4,774,781 of impairment expense.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 for the year ended June 30, 2006. In 2007, the Company wrote off the value of the KSSY broadcast license, recording an impairment of $130,000 for the fiscal year ended June 30, 2007. In June 2008, the Company wrote down the value of its Film Libraries, by recording an impairment of $165,000 for the year ending June 30, 2008. The Company wrote down the value of its technology licenses to zero, by recording an impairment of $4,774,781 for the fiscal year ending June 30, 2010.

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


Results of Operations

The figures as of and for the year ended June 30, 2010 are shown in the chart below:

                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets            $   8,689   $ 194,753   $1,964,993  $3,094,460  ($2,875,229) $ 2,387,666
Liabilities        (439,543)   (422,448)  (1,183,052) (1,333,491)     150,757   (3,227,777)
Revenues, net of
affiliate costs           -           -   11,267,639         880           -    11,268,519
Costs & expenses*    35,119      25,999   11,145,270   5,347,927           -    16,554,315
Other income (exp)        0      23,833       45,907      74,826           -       144,566
Net income (loss) ($ 35,119)   ( $2,166)  $  168,276 ($5,272,221)          -   ($5,141,230)


For year ended June 30, 2009

                 Broadcasting   Production  Commodity    Corporate  Reconciling   Total
                  Operations    Operations   Trading                   Items

Assets              $42,388    $194,753   $2,455,401  $7,917,416  ($2,868,541) $ 7,741,417
Liabilities        (438,123)   (420,282)  (1,873,264) (1,108,633)     144,369   (3,695,933)
Revenues, net of
affiliate costs         337         100   18,309,693         307           -    18,310,437
Costs & expenses*    50,848      67,996   19,483,676   2,299,254           -    21,900,774
Other income (exp)        -          -       163,988      58,817           -        22,805
Net income (loss)  ($50,511)   ($67,896) ($1,009,995)($2,239,130)          -   ($3,367,532)


    *Expenses include operating expenses and cost of sales.


There were $11,268,519 of revenues for the fiscal year ended June 30, 2010 as compared to revenues that totalled $18,310,437 for the 2009 fiscal year. Expenses incurred during the year ended June 30, 2010 totaled $16,554,315, as compared to $21,900,774 for the 2009 fiscal year. The 2009 expenses include $8,947,966 for cost of goods sold. Other income for the fiscal year ended June 30, 2010 was $144,566 as compared to other income of $22,805 for fiscal year ended June 30, 2009. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2010 was $5,141,230 as compared to a net loss of $3,367,532 for the 2009 fiscal year.

Reconciling items consist of inter-company balances. There were no reconciling items for revenue and expenses. Balance sheet reconciling amounts represent the elimination of subsidiary accounts. All revenues are from customers in the United States and Japan and all long-lived assets are located in the United States.


Broadcasting Operations
-----------------------
Revenues generated from this segment of operations during fiscal 2010 were $0 compared to $337 revenues in fiscal 2009. Expenses were $35,119 for the year ended June 30, 2010, as compared to $50,848 for fiscal 2009. The 2010 expenses were primarily amortization expenses. There was no Other income or Other Expenses in 2010 and 2009. Net loss in 2010 for this segment of operations was $35,119, as compared to net loss totaling $50,511 in 2009.


TV & Film Production Operations
-------------------------------
Revenues generated from this segment of operations during 2010 was $0 as compared to $100 for 2009. The Company incurred $25,999 in 2010 and $67,996 of expense during 2009. Expense were primariliy accrued payroll expenses for both years. There was $23,833 of other income for 2010 and $0 for 2009. The net loss for 2010 was $2,166 for 2010 and $67,896 for 2009.


Commodity Trading
----------------
Revenues generated from this segment of operations during fiscal 2010 were $11,267,639 as compared to $18,309,693 revenues in fiscal 2009. Expenses were $11,145,270 for the period ending June 30, 2010 and $19,483,676 for the year ended June 30, 2009. Included were $8,947,966 for cost of goods sold and $2,200,000 for general administrative expenses. Other expense for the year ending June 30, 2010 was $45,907 as compared to $163,988 for same period ending June 30, 2009. The net income for commodity trading operations for the year ending June 30, 2010 was $168,276 as compare to a $1,009,995 loss in 2009.


OBN Corporate
-------------
OBN corporate generated $880 in revenue during the year ended June 30, 2010, and $307 revenue for the year ended June 30, 2009. The expenses incurred by OBN corporate were $5,347,927 for the year ending June 30, 2010 as compared to $2,299,254 for the year ended June 30, 2009. Other income for 2010 was $74,826 compared to $58,817 for 2009. The 2010 net loss for the corporate office was $5,272,221, as compared to $2,239,130 for 2009.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


ITEM 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms                  15

Balance Sheet as of June 30, 2010 and 2009                                 17

Statements of Operations for the years ended June 30, 2010 and 2009        18

Statements of Stockholders' Deficit for the
   years ended June 30, 2010 and 2009                                      19

Statements of Cash Flows for the years ended June 30, 2010 and 2009        20

Notes to Financial Statements                                              21





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


This 10K filing has not been reviewed by a registered public accounting firm, as such it is substantially deficient and not timely filed. Management will have this document reviewed and refiled as soon as possible.








                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                                June 30,
                                                           2010        2009
                                                       -----------  ----------
ASSETS

Current assets:
Cash and cash equivalents                              $  635,680   $  616,581

Accounts receivables, net of $150,000 and $0 allowance    858,508      882,872
  for doubtful accounts, respectively
Inventory                                                 459,202      948,080
                                                        ----------  ----------
       Total current assets                             1,953,390    2,447,533

Fixed assets, net of accumulated depreciation of
 $60,892 and $60,892, respectively                             -           --
Programming rights, net of accumulated amortization
 of $100,192 and $100,192, respectively                    65,275       65,613
Film library, net of accumulated amortization of
 $482,675 and $390,373, respectively                       94,826      187,127
Other intellectual properties, net of accumulated
 amortization of $48,623 and $19,387respectively          202,925      195,113

Other tangible assets                                      72,250    4,846,031
                                                       ----------   ----------
       Total assets                                   $ 2,387,666  $ 7,741,417
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        686,109      472,344
  Commissions payable                                      26,348      786,792
  Accrued payroll and related                           1,029,818      691,142
  Deferred revenue                                        645,417      790,650
  Capital lease obligations                                49,396       49,396
  Programming rights payable                               80,030       80,030
  Notes and accrued interest payable                      270,749      277,709
  Notes and accrued interest payable to related parties   439,910      547,870
                                                       ----------    ---------
       Total current liabilities                        3,227,777    3,675,933
                                                       ----------    ---------

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value; 20,000,000
    shares authorized; no shares issued and outstanding        --          --
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 22,194,492 and 19,930,903 shares issued
    and outstanding, respectively                           22,194      19,931
  Additional paid-in capital                            16,544,793  16,330,449
  Accumulated deficit                                  (17,438,626)(12,317,038)
  Subscription receivables				       --       (7,500)
  Accumulatd compreshensive income, net			    31,528	19,642
                                                        ----------   ---------
       Total stockholders' deficit                        (840,111)  4,045,484
                                                        ----------   ---------

       Total liabilities and stockholders' equity      $ 2,387,666  $7,741,417
                                                        ==========  ==========

  See accompanying notes to consolidated financial statements.




                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2010              2009
                                              -------------    -------------
Revenue, net of affiliate costs               $ 11,268,519    $ 18,310,437

Cost of sales                                    8,947,966      15,027,258
                                              ------------     ------------

  Gross profit                                   2,320,553       3,283,179

Operating expenses:
   General and administrative                    7,598,405       6,847,783
                                              ------------     ------------

Loss from operations                            (5,277,852)     (3,564,604)
                                              ------------     ------------


Other income (expense):
  Other (expense)                                   45,907         165,305
  Gain on debt extinguishment                       98,659          57,500
  Interest expense                                  (7,944)        (25,733)
                                              ------------     ------------

     Total other income, net                       136,622         197,072
                                              ------------     ------------


Loss before income taxes                        (5,141,230)     (3,367,532)


Income taxes                                           -                -
                                              ------------     ------------


  Net income                                    (5,141,230)     (3,367,532)
                                              ============     ============


Foreign currency transaction adjustment		    31,528          19,642


Compreshensive income, net of 0 taxes	        (5,109,702)	(3,347,890)


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                       (0.24)          (0.22)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    21,084,190       15,350,738
                                              ============     ============

See accompanying notes to consolidated financial statements.



OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2010 and 2009

                           Undesignated
                           Preferred Stock   Common Stock    Additional                    Total
                           ---------------  ---------------   Paid-in      Accumulated   Stockholders'
                           Shares  Amount   Shares   Amount   Capital        Deficit      Deficit
                           ------  ------   ------   ------  ---------     -----------  ------------

Balance, June 30, 2008       --     --    11,357,465  11,357  13,945,405   ($8,949,507)   5,007,255


Stock issued for cash        --     --     1,115,276   1,115     216,108          --        217,223

Stock issued for serivces    --     --     6,374,828   6,375   1,919,721          --      1,926,096

Stock issued for conversion
  of salaries                --     --     1,083,354   1,083     248,917          --        250,000

Subscription receivable      --     --          --       --         --            --         (7,500)

Foreign currency transaction --	    --	        --       --         --            --         19,642

Net income (loss)            --     --          --       --         --       (3,367,531) (3,367,531)
                           ------ ------   ---------  ------   ---------   ------------  -----------

Balance, June 30, 2009       --     --    19,930,903  19,931  16,330,151    (12,317,038)  4,045,184
                           ------ ------   ---------  ------   ---------   ------------ -----------

Stock issued for cash        --     --       986,640     987      83,168          --         84,155

Stock issued for services    --     --       975,000     975      90,525          --         91,500

Stock issued to purchase
   asssets                   --     --        60,240      60      11,988          --         12,068

Stock  issued to retire debt --     --       212,087     212      23,993          --         24,205

Subscription receivable      --     --        29,412      29       4,971          --          7,500

Foreign currency transaction --     --          --       --          --          19,642      31,528


Net income (loss)            --     --          --       --         --       (5,141,230) (5,141,230)
                           ------ ------   ---------  ------   ---------    ------------ -----------

Balance, June 30, 2010       --     --    22,194,462  22,194  16,544,793    (17,438,626)   (840,111)
                           ------ ------   ---------  ------   ---------    ------------ -----------



                              OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS ENDED
                                                           JUNE 30,
                                                    ------------------------
                                                      2010          2009
                                                    ----------    ----------
Cash flows from operating activities
   Net profit                                       (5,141,230)   (3,367,531)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                   121,876       117,548
       Impairment expense                            4,774,781            --
       Gain on settlement of debt                      (98,659)      (57,500)
       Shares issued for intangible assets              25,000      (194,700)
       Shares issued for services                       91,500     1,926,096
       Changes in operating assets and liabilities:
          Accounts receivable, net                      24,364      (202,566)
          Purchased inventory                          488,878       291,343
          Deferred revenue                            (145,233)      742,888
          Accounts payable and accrued expenses       (211,218)        4,967

                                                    -----------  ------------

            Net cash used in operating activities     (119,941)     (624,455)

                                                    -----------  ------------

Cash flows from investing activities:
   Purchase of intangible assets                            --           --
                                                    -----------  ------------

    Net cash used in investing activities                   --           --
                                                    -----------  ------------

Cash flows from financing activities:
   Proceeds from notes payable, net of issuance costs    2,024         3,387
   Proceeds from notes payable to related parties      (15,372)       21,844
   Proceeds from stock subscriptions receivable		 5,000        (7,500)
   Repayments on notes payable to related parties       24,205            --
   Proceeds from issuance of common stock               91,655       217,181
                                                    -----------  ------------

       Net cash provided by financing activities       107,512       234,912
                                                    -----------  ------------

Effect of foreign currency rate changes                 31,528        19,642

Net change in cash and cash equivalents                 19,099      (369,901)

Cash, and cash equivalents, beginning of period        616,581       986,482
                                                    -----------  ------------

Cash, and cash equivalents, end of period           $  635,680       616,581

                                                    ===========  ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                           --           --
                                                    ===========  ============
         Income taxes                               $       --   $       --
                                                    ===========  ============

Supplemental disclosure of noncash investing and financing activities:

   Purchase of services                             $    91,500  $       --
                                                     -----------  ----------

   Payment of notes payables with common stock      $    24,205  $       --
                                                     -----------  ------------

   Conversion of salaries payable to common stock   $        --  $   250,000
                                                    -----------  ------------

   Payments of executive bonuses with common stock  $        --  $ 1,681,303
 						     ----------  ------------

   Purchase of intangible assets                    $    12,048  $   194,700
                                                    -----------  ------------


   See accompanying notes to consolidated financial statements.




                               OBN Holdings, Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2010 and 2009

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


Segment Information Reporting

Management measures the Company's performance in three distinct segments:
(1) Broadcasting Operations, which is measured advertising dollars attracted; and, (2) Production Operations, which requires creative talent and has a longer lead time to determine success; and 3) Commodity trading which is measure by volume sold. A summary for the years ended June 30, 2010 and 2009 is presented in the table below:

The figures as of and for the year ended June 30, 2010 are shown in the chart below:


                 Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                  Operations   Operations                            Items

Assets            $   8,689   $ 194,753   $1,964,993  $3,094,460  ($2,875,229) $ 2,387,666
Liabilities        (439,543)   (422,448)  (1,183,052) (1,333,491)     150,757   (3,227,777)
Revenues, net of
affiliate costs           -           -   11,267,639         880           -    11,268,519
Costs & expenses*    35,119      25,999   11,145,270   5,347,927           -    16,554,315
Other income (exp)        0      23,833       45,907      74,826           -       144,566
Net income (loss) ($ 35,119)   ( $2,166)  $  168,276 ($5,272,221)          -   ($5,141,230)


For year ended June 30, 2009

                 Broadcasting   Production  Commodity   Corporate   Reconciling    Total
                  Operations    Operations   Trading                   Items

Assets              $42,388    $194,753   $2,455,401   $7,917,416  ($2,868,541) $ 7,741,417
Liabilities        (438,123)   (420,282)  (1,873,264)  (1,108,633)     144,369   (3,695,933)
Revenues, net of
affiliate costs         337         100   18,309,693          307           -    18,310,437
Costs & expenses*    50,848      67,996   19,483,676    2,299,254           -    21,900,774
Other income (exp)        -          -       163,988       58,817           -        22,805
Net income (loss)  ($50,511)   ($67,896) ($1,009,995) ($2,239,130)          -   ($3,367,532)


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


Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2010, the Company had two bank account balances that was in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

Sales for the year ended June 30, 2010 was $11,268,519. Sales for the two largest customers in 2010 totaled approximately 45% of revenue.


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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2010, the Company's fixed assets consist primarily of computers and office editing equipment which were fully depreciated.


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

The internet media portal is discussed in Note 4. This asset is an intangible asset with an indefinite life. It began operations in November 2009.


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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses and internet portals) for impairment. The intangible assets are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses and internet portal that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. Based on its analysis, the Company's management believes that impairment of the carrying value of its technology licenses was appropriate at March 31, 2010 because no revenue had been generated and there still was insufficient capital to implement related marketing plans. As a result, the two technology licenses were fully impaired at March 31, 2010


Impairment of Long-Lived Assets

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

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the fiscal year ending June 30, 2010 a total of $1,313,824 was expensed for shipping related services.


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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2010 and 2009, there were no advertising costs.


Stock-Based Compensation

Through June 30, 2010, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718-10, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the fiscal year ended June 30, 2010. There is also no pro forma impact of warrants as they have no fair value under ASC 718-10.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of ASC 718-10, "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2010, the Company had no options outstanding and therefore believes the adoption of ASC 718-10 to have an immaterial effect on the accompanying financial statements.

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


Basic and Diluted Loss Per Share

The Company has adopted ASC 260-10, "Earnings Per Share" (see Note 9).
Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. Basic and diluted loss per share are the same as the effect of stock options and warrants on loss per share are anti-dilutive and thus not included in the diluted loss per share calculation. The impact of dilutive convertible debt and stock options and warrants would not have resulted in an increase in incremental shares for the fiscal year ended June 30, 2011 and 2010.


Recent Pronouncements

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


Comprehensive Income

The Company reports certain changes in equity during a period in accordance with ASC 220-10 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the fiscal year periods ended June 30, 2010 and 2009 are as follows:

                                                         Fiscal Years
                                                      Ended June 30,
                                                     ---------------------
                                                        2010         2009

Net income                                          ($5,141,230)($3,367,532)
Foreign currency cumulative translation adjustments      31,528      19,642
                                                    -----------   ----------

Comprehensive income (loss)                         ($5,109,702) (3,347,890)
                                                    ============ ===========




NOTE 2 - PROGRAMMING RIGHTS

Eclectic expects to continue to produce its own programming. However, during the fiscal year end periods ended June 30, 2010 and 2009, there were no production costs, respectively. At June 30, 2010 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $105,130 leaving a carry value of zero at March 31, 2010.

For the fiscal years ended June 30, 2010 and 2009, the Company recorded amortization expense of $337 and $2,000, respectively, related to its programming rights.


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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the fiscal year end periods ended June 30, 2010 and 2009, the Company recorded amortization expense of $92,301 and $92,496, respectively, related to its film library.


NOTE 4 - INTERNET PORTALS

In October 2006 the Company has entered into an agreement to have an internet portal constructed and operated. Construction of the portal began in June 2007. The agreement specifies that the Company owns the site and will provide the content for the media portal. Revenues generated from the site will be shared on a 50/50 basis between the Company and the contractor. As of June 30, 2008 the Company has not paid the $71,250 construction fee and the contractor has not completed the media portal. The debt was extinguished and operations abandoned.

In April 2009 the Company began construction of its "Music on Demand" internet portal. This interactive portal provides an outlet for advertising the Company's products. As of June 30, 2010 the portal has not been completed.

In June 2009 the Company began construction on its "Blues in China" internet portal. This interactive portal supports the Company's program to introduce blues music throughout China via concerts, contests and blues cafes. An Chinese promoter has been engaged to assist with this project. As of June 30, 2010, the portal has not been completed.

Website development costs for new websites and internet portals is capitalized and amortized over the site's useful life (i.e., 36 months). Maintenance costs for existing websites is expensed in the period that the cost is incurred.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of June 30, 2010, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when the need arises. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

As of June 30, 2010, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

Litigation

The Company is not currently engaged in any litigation that will effect its current operations.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the fiscal year ended
June 30, 2010:

                                                 June 30,        June 30,
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

The valuation allowance increased by $1,793,398 during the fiscal year ended June 30, 2010. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2010. No operating profits are expected to be generated in California, during the year ended June 30, 2010.

Net deferred income taxes are as follows as of the following dates:

                                                  June 30,        June 30,
                                                   2010             2009
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 5,935,811      $ 4,187,793
   Reserves and accruals                          (219,442)        (268,821)
                                                ----------       ----------
      Total deferred tax assets                  5,716,370        3,918,972

   Less valuation allowance                     (5,716,370)      (3,918,972)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $18,000,000 in Federal and California State net operating loss carryforwards as of June 30, 2010, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2010.


NOTE 7 - NOTES PAYABLE

At June 30, 2010, the Company had a $439,000 balance of notes payable to a third party. During the quarter ending September 30, 2009 the loan was converted to a no interest loan with no set maturity date, and is payable upon demand. A total of $98,659 of accrued interest was forgiven. An additional $8,500 of interest was paid with 50,000 shares of company stock valued at $0.17 per share.

In October 2009 the Company repaid the loan balance that was outstanding under a 10% promissory note from family members of the Company's officers totaling $3,500 by issuing 37,576 shares of its stock. The note had no set maturity date, and was payable upon demand. At the time of retirement the accrued interest on the note had totaled $2,888.

Related party interest expense under these notes for the fiscal year ended June 30, 2010 and 2009 was $0 and $5,587, respectively.


In October 2009 the Company repaid the loan balance that was outstanding under a $5,000 10% promissory note from a third party. The note was paid by issuing 49,511 shares of its stock. The note had no set maturity date and was payable upon demand. At the time of retirement the accrued interest on the note totaled $3,417.

At June 30, 2010, the Company had a $270,750 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of June 30, 2010, the accrued interest on the note totaled $4,220.

In October 2009 the Company repaid the loan balance that was outstanding under a $30,000 loan to a third party that had a 18% interest rate by issuing 525,000 shares of its stock. At the time of retirement the accrued interest on the note totaled $900.

Non-related party interest expense under these notes for the fiscal years ended June 30, 2010 and 2009 was $1,333 and $1,333, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2010, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
------------
During the fiscal year end period ending June 30, 2010 the Company issued a total of 212,087 shares of stock (valued at various rates per share) to retire $24,205 of outstanding debt

During the fiscal year end period ending June 30, 2010 the Company issued a total of 915,913 shares of stock (valued at various rates per share) to raise $77,830 cash.

During the fiscal year end period ending June 30, 2010 the Company issued a total of 425,000 shares of stock (valued at $0.17 per share) to pay $36,500 of consulting and broker services.

During the fiscal year end period ending June 30, 2010 the Company issued a total of 29,412 shares of stock (valued at $0.17 per share) for $5,000 of subscription receivables.

During the fiscal year end period ending June 30, 2010 the Company issued a total of 60,420 shares of stock (valued at $0.20 per share) to purchase $12,048 of product logos.

During the fiscal year end period ending June 30, 2010 the Company issued a total of 250,000 shares of stock (valued at $0.10 per share) to purchase $25,000 of intellectual properties.

During the fiscal year end period ending June 30, 2010 the Company issued a total of 300,000 shares of stock (valued at various rates per share) to purchase $34,000 of investor relations services.


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


NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the fiscal years ended June 30, 2010 and 2009:

Basic and diluted loss per common share is computed as follows:

                                               For the Fiscal Years Ended
                                            -------------------------------
                                               June 30,         June 30,
                                                 2010             2009
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($5,141,230)      ($ 3,367,532)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     21,084,190        15,350,738

Net loss available to common
   stockholders per common share                 ($0.24)           ($0.22)





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

In May 2009 a total of 416,667 shares were issued to executives as $50,000 of accrued salaries were converted to stock at $0.12 per share. The market price was $0.10 at the time of conversion. The shares are being held in the deferred compensation plan.


NOTE 12 - SUBSEQUENT EVENTS

In June 2010, Anita L. DeFranz retired from the OBN Holdings board of directors.

In June 2010 Dr. Larry Taylor retired as the OBN Holdings Chief Financial Officer. Dr. Taylor will remain on the Board of Directors and serve as a member of the audit committee. Moreover, he will continue to assist with accounting and financial reporting activities until a permanent Chief Financial Officer is hired and trained. Mr. Craig Boardman will serve as interim Chief Financial Officer.

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

In October 2011, OBN Holdings suspended the operations of OBN Holdings (HK) and OBN Holdings Japan.

In February 2011, Kyodo USA obtained permits and licenses to import and wholesale alcoholic beverages in the states of California, Texas and New Mexico.

In April 2011, the terms of Peter Lindhout and Christine Ohama ended as members of the OBN Holdings board of directors.

In October 2011 the Company form a new subsidiary called "Satori Beverages International Ltd". The subsidiary was formed to house all of the beverage related trademarks and licenses, to manage and market the beverage brands owned by OBN, and to manage and market brands owned by third party companies. Satori Beverages International Ltd is a Nevada corporation.

In December 2011, the OBN Holdings Board of Directors passed a resolution to spin off Satori Beverages International, Kyodo USA and Kyodo UK from the Company, along with assets directly related to the aforementioned entities. Satori Beverages will be the parent company and Kyodo USA and Kyodo UK will be wholly owned subsidiaries. All holders of record of February 15, 2012 will receive one share of Satori Beverages common stock for each share of OBN Holdings stock owned.

In February 2012, Satori Beverages International, Kyodo USA and Kyodo UK spun off from OBN Holdings. All of the shareholders of record on February 15, 2012 received one share of Satori Beverages common stock for each share of OBN Holdings stock owned.

In February 2013, OBN Holdings filed a Form 15 with the Securities and Exchange Commision to suspend reporting requirements.

In February 2013, Barry Allen retired from the OBN Holdings board of directors.



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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Name                   Age     Year Elected       Position
-----------------      ---     ------------     --------------------
Roger Neal Smith        58         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     58         2002         Director
Anita L. DeFrantz       57         2003         Director
Barry Allen             70         2003         Director
Peter Lindhout          56         2007         Director
Chistine Ohama          55         2004         Director

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

Larry Taylor, PhD. Dr. Taylor was our CFO from April 2003 to June 2010. He was responsible for accounting, tax preparation and planning. From 1989 until joining us, Dr. Taylor was the owner of The Creighton Group where he was responsible for all management activities, including accounting, tax preparation and planning. Dr. Taylor previously served as a Senior Manager in the consulting practice with Ernst and Young (during his tenure, he was with Arthur Young), and with Deloitte and Touche.

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

Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2010, there was one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors established its compensation and audit committees, but has yet to establish a governance committee.

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

Based solely upon a review of the copies of such forms furnished to us, we believe that during the year ended June 30, 2010 all of our officers, directors and greater than 10% beneficial owners complied within the applicable Section 16(a) filing requirements.

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

In December 2008 a total of 5,600,000 shares were issued to executives as bonus compensation for meeting and exceeding established performance goals during the 2007-08 fiscal year. The market price was $0.30 at the time of authorization. Therefore, a $1,680,000 compensation expense was recorded FYE 2009 for the quarter ending December 31, 2008. The shares were being held in the deferred compensation plan.


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

                    Annual Compensation              Long-Term
                                                    Compensation
                                           Other   Common Shares
Name and        6/30                      Awards     Underlying   All Other
Position        Year                    Compensation  Warrants  Compensation
                End  *Salary($)  Bonus($)     ($)      Granted(#)     ($)

Roger Smith     2010  $150,000     -0-       -0-         -0-         -0-
President       2009  $150,000     -0-       -0-         -0-         -0-
and CEO         2008  $150,000     -0-       -0-         -0-         -0-

Larry Taylor    2010  $150,000     -0-       -0-         -0-         -0-
CFO             2009  $150,000     -0-       -0-         -0-         -0-
                2008  $150,000     -0-       -0-         -0-         -0-

Donald Wilson   2009  $    -0-     -0-       -0-         -0-         -0-
President       2008  $ 62,496     -0-       -0-         -0-         -0-
Eclectic

  * All salaries are being accrued. No salaries have been paid to Larry Taylor and Donald Wilson. Roger Smith receives a small portion of his salary.


No options or warrants were exercised or granted in fiscal 2010.


Aggregated Warrant/SAR Exercises and Fiscal Year-End Warrant/SAR Value Table

All warrants/SAR expired in August 2006. There are no warrants/SAR pending at this time.


Director Compensation

Board members that have been compensated include:

                         *Amount           Date
                       ----------      -----------
Anital DeFrantz           $5,000       March, 2008
Barry Allen               $5,000       March, 2008


    * Director compensation for 2009 and 2010 was being accrued.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock at June 30, 2010 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                       Number of
Name and Address of                      Shares
Beneficial Owner (1)                     Owned           Percent      Notes
---------------------                 ------------      ---------    -------

Roger N. Smith (Director and Officer)   4,213,067         18.98%

Larry Taylor (Director)                 3,078,125         13.87%

Jia Lao                                 2,250,000         10.14%

Qualico Capital LLP                     1,616,277          7.28%       (2)

Qing Wu                                 1,300,000          5.86%

Takeo Suzuki (Executive)                  810,500          3.65%

Anita L. DeFrantz (Director)               21,667            *

Barry Allen (Director)                      5,000            *

Peter Lindhout (Director)                       0            *



All Directors and Officers
   as a Group (6 Persons)               8,128,359         36.62%
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



ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence

At June 30, 2010 and 2009, the Company had $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2010 and 2009, the accrued interest on these notes was zero as the interest prior and future interest had been forgiven.


At June 30, 2010 and 2009, the Company had a loan balance under a 10% promissory note from family members of the Company's officers totaling $3,500. The note has no set maturity date, and is payable upon demand. As of June 30, 2008 and 2007, the accrued interest on this note totaled $2,450 and $2,100, respectively. As of June 30, 2010 all outstanding loan balances were paid.

The Company has short-term loans with its executives for a total of $500 and $19,598 at June 30, 2010 and 2009, respectively. The loans have no interest rate and is payable upon demand. As of June 30, 2010 any outstanding loan balances were paid.

Related party interest expense under these notes for the year ended June 30, 2010 and 2009 was $0 and $22,245, respectively.

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

In December 2008 a total of 5,600,000 shares were issued to executives as bonus compensation for meeting and exceeding established performance goals during the 2007-08 fiscal year. The market price was $0.30 at the time of authorization. Therefore, a $1,680,000 compensation expense was recorded in the quarter ending December 31, 2008. The shares are being held in the Company's deferred compensation plan.


ITEM 14.  Principal Accountant Fees and Services

Tarvaran & Askelson Company, LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2008. The firm did not audit our financial statements for the fiscal years ended June 30, 2010 and 2009 at the request of Management.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Tarvaran & Askelson Company, LLC for the year ending June 30, 2010 and 2009 were as follows:

                    Services Provided        2010       2009

                 Audit Fees              $  25,820    $ 41,332
                 Audit Related Fees      $      -     $      -
                 Tax Fees                $      -     $      -
                 All Other Fees          $      -     $      -
                 Total                   $  25,820    $ 41,332

Audit Fees. The aggregate fees billed for the years ended June 30, 2010 and 2009 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2010 and 2009 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2010 and 2009 for professional services related to tax compliance, tax advice and tax planning.




                                   PART IV

ITEM 15 Exhibits, Financial Statement Schedules

None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: February 13, 2013                     /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer