Form 10-K
period 2011-06-30
OBN HOLDINGS INC
filed 2013-02-13
CIK 1261204

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the annual period ended June 30, 2011

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

   Large accelerated filer(   )                Accelerated filer         (   )
   Non-accelerated filer  (   )                Smaller reporting company ( X )

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                        Yes (  )   No ( X )

Aggregate market value of the voting common equity held by non-affiliates of the Company on December 31, 2010 was approximately $1,170,000.

As of December 31, 2012 the Company had 22,414,862 shares of its $.001 par value common stock issued and outstanding.









TABLE OF CONTENTS


PART I

ITEM 1.   Business                                                      1

ITEM 2.   Properties                                                    6

ITEM 3.   Legal Proceedings                                             6

ITEM 4.   Submission of Matters to a Vote of Security Holders           6


PART II
ITEM 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchase of Equity Securities             6

ITEM 6.   Selected Financial Data                                       7

ITEM 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                    8

ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk   13

ITEM 8.   Financial Statements and Supplementary Data                  13

ITEM 9.   Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                    32

ITEM 9A.  Controls and Procedures                                      32


PART III
ITEM 10.  Directors, Executive Officers, and Corporate Governance      33

ITEM 11.  Executive Compensation                                       34

ITEM 12.  Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                  35

ITEM 13.  Certain Relationships and Related Transactions, and
           Director Independence                                       36

ITEM 14.  Principal Accounting Fees and Services                       37


PART IV
ITEM 15.  Exhibits, Lists and Reports on Form 8-K                      37
























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

Set forth in the following table is the high and low closing prices for our fiscal year ended June 30, 2011 for our common stock.

                      Quarter Ended        High    Low

                    September 30, 2010    $0.10   $0.05
                    December 31, 2010      0.09    0.01
                    March 31, 2011         0.05    0.05
                    June 30, 2011          0.05    0.02

As of June 30, 2011 there were approximately 200 shareholders of record of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

An executive compensation stock option plan was developed and approved by the Board prior to the Company making its stock available to the public. However, all options under the plan expired in August 26, 2005. No common shares were issued under this option plan.

There have been no sales of unregistered securities through June 30, 2011 that have not been previously reported.


ITEM 6. Selected Financial Data

The selected financial data contained in the chart below should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this document.

                                             Years Ending June 30
                       ----------------------------------------------------------
                           2011        2010        2009        2008        2007
OPERATING RESULTS
Revenue                 7,270,698   11,268,519  18,310,437   2,001,589         -
Gross profit (loss)     5,189,904    2,320,553   3,283,179   1,122,350         -
Net income (loss)        (351,772)  (5,141,230) (3,367,532)     23,452  (2,239,282)

PER SHARE DATA
Wgtd Avg Common Shares 22,318,904   21,084,190  15,350,738   7,361,936   1,419,519
Loss per Common Share       (0.02)       (0.24)      (0.22)       0.00       (1.58)

TOTAL ASSETS            1,437,624    2,387,666   7,741,417   8,120,482     585,580

CAPITALIZATION & DEBT
Total Liabilities       2,664,521    3,227,777   3,695,933   3,112,927   1,666,886
Capital Lease              49,396       49,396      49,396      49,396      49,396
Common Stock (000)         22,415       22,194      19,931      11,357       3,812
Paid in Capital        16,555,613   16,544,793  16,330,449  13,945,706   7,887,841
Accumulated Deficit   (17,758,980  (17,438,626)(12,317,038) (8,949,507) (8,972,959)


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


GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited balance sheet, income statement, cash flow statement and stockholder's equity statement as of and for the year ended June 30, 2011, and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company reports a loss of $351,772 for the year ended June 30, 2011 and a cash balance of $93,177 at June 30, 2011. In addition, at June 30, 2011 our accumulated deficit was reduced to $17,758,980 and the net working capital was a negative $1,821,141.

Management's plans include obtaining additional capital through equity financing sources. During the three month period subsequent to June 30, 2011 did not raise any funds.


Liquidity and Capital Resources

As of June 30, 2011 the Company's current liablities of $2,664,521 exceeded current assets of $843,380 by $1,821,141. Approximately 25% of current liabilities represent accrued payroll for executives who have opted to defer taking salaries until additional funding is received. A portion of the payroll shall be paid once a private stock sale is completed. At the board of directors meeting held January 10, 2006, the outside directors approved a resolution allowing executives who have deferred their salaries to convert any or all amounts due that exceed $50,000. The conversion price was $1.00 per share, or market value of the common stock, whichever was greater. As a result, $200,000 of accrued salaries was converted into 200,000 shares in January 2006. In December 2006 another $727,369 of accrued salaries were converted into 1,091,051 shares. In March 2007 another $125,655 of accrued salaries were converted into 158,988 shares. In April 2007, a total of 675,000 shares valued at $1.20 each was issued to executives as special hardship for working without salaries for the past four years. In December 2008 a total of 5,600,000 shares valued at $0.30 per share were issued as executive bonuses. In December, executives converted $200,000 of accrued salary into 666,667 shares valued at $0.30 per share. In May 2009, executives converted $50,000 of accrued salary into 416,667 shares valued at $0.12 per share. These amounts are being held in Company's Non Qualified Deferred Compensation Plan.

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

ASC 350-10 provides specific guidance for testing goodwill and intangible assets that will not be amortized (i.e., the Company's technology licenses) for impairment. The leased licenses are subject to impairment reviews by applying a fair-value-based test at the reporting unit level, which generally represents operations one level below the segments reported by the Company. An impairment loss will be recorded for any portion of the technology licenses that is determined to be impaired. The Company performs impairment testing on its intangible assets at least annually. However, because no revenue has been generated and insufficient capital to implement related marketing plans. As a result, for the fiscal year ended June 30, 2011 the Company recorded $71,250 of impairment expense.


Impairment of Long-Lived Assets

The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management. Based on uncertainties in the realizability of its "Four Tops Television Special" production and "One Last Ride" film, the Company wrote down the value of these assets, recording an impairment of $123,092 for the year ended June 30, 2006. In 2007, the Company wrote off the value of the KSSY broadcast license, recording an impairment of $130,000 for the fiscal year ended June 30, 2007. In June 2008, the Company wrote down the value of its Film Libraries, by recording an impairment of $165,000 for the year ending June 30, 2008. The Company wrote down the value of its technology licenses to zero, by recording an impairment of $4,774,781 for the fiscal year ending June 30, 2010. The Company wrote down the value of istream Film Hook portal to zero, by recording an impairment of $71,2500 for the fiscal year ending June 30, 2011.

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


Results of Operations

The figures as of and for the year ended June 30, 2011 are shown in the chart below:

                  Broadcasting   Production   Commodity    Corporate  Reconciling    Total
                   Operations    Operations    Trading                   Items

Assets             $       -    $ 129,369    $1,240,770   $2,806,958  ($2,739,472) $ 1,437,624
Liabilities         (430,544)    (293,959)     (451,500)  (1,503,518)      15,000   (2,664,521)
Revenues, net of
affiliate costs            -            -     7,253,874       16,824           -     7,270,698
Costs & expenses*      9,789       66,264     7,299,987      349,948           -     7,725,988
Other income (exp)    10,331      129,369        99,387     (135,569)          -       103,518
Net income (loss)  $     542    $  63,105    $   53,274   ($ 468,693)          -   ($  351,772)


For year ended June 30, 2010

                  Broadcasting    Production  Commodity    Corporate  Reconciling   Total
                   Operations     Operations   Trading                   Items

Assets             $   8,689    $ 194,753    $1,964,993   $3,094,460  ($2,875,229) $ 2,387,666
Liabilities         (439,543)    (422,448)   (1,183,052)  (1,333,491)     150,757   (3,227,777)
Revenues, net of
affiliate costs            -            -    11,267,639          880           -    11,268,519
Costs & expenses*     35,119       25,999    11,145,270    5,347,927           -    16,554,315
Other income (exp)         0       23,833        45,907       74,826           -       144,566
Net income (loss)  ($ 35,119)    ( $2,166)   $  168,276  ($5,272,221)          -   ($5,141,230)

    *Expenses include operating expenses and cost of sales.


There were $7,270,698 of revenues for the fiscal year ended June 30, 2011 as compared to revenues that totalled $11,268,519 for the 2010 fiscal year. Expenses incurred during the year ended June 30, 2011 totaled $7,725,988 as compared to $16,554,315 for the 2010 fiscal year. The 2010 expenses include $5,189,904 for cost of goods sold. Other income for the fiscal year ended June 30, 2011 was $103,518 as compared to other income of $144,566 for fiscal year ended June 30, 2010. This was included a $98,659 gain on debt settlement. Changes in interest expense and tax expense are insignificant. The net loss for the fiscal year ended June 30, 2011 was $351,772 as compared to a net loss of $5,141,230 for the 2010 fiscal year.

Reconciling items consist of inter-company balances. There were no reconciling items for revenue and expenses. Balance sheet reconciling amounts represent the elimination of subsidiary accounts. All revenues are from customers in the United States and Japan, and all long-lived assets are located in the United States.


Broadcasting Operations
-----------------------
Revenues generated from this segment of operations during fiscal 2011 were $0 compared to $0 revenues in fiscal 2010. Expenses were $9,789 for the year ended June 30, 2011, as compared to $35,119 for fiscal 2010. The 2011 expenses were primarily amortization expenses. Other income for 2011 was $10,331 and no income in 2009. Net income in 2011 for this segment of operations was $542, as compared to net loss totaling $35,119 in 2010.


TV & Film Production Operations
-------------------------------
Revenues generated from this segment of operations during 2011 was $0 as compared to $0 for 2010. The Company incurred $66,264 in 2011 and $25,999 of expense during 2010. Expense were primariliy accrued payroll expenses for both years. There was $129,369 of other income for 2011 and $23,833 for 2010. The net income for 2011 was $63,105 as compared to a net loss $2,166 in 2010.


Commodity Trading
----------------
Revenues generated from this segment of operations during fiscal 2011 were $7,253,874 as compared to $11,267,639 revenues in fiscal 2010. Expenses were $7,299,987 for the period ending June 30, 2011 and $11,145,270 for the year ended June 30, 2010. Included were $5,189,904 for cost of goods sold. Other expense for the year ending June 30, 2011 was $99,387 as compared to $45,907 for same period ending June 30, 2010. The net income for commodity trading operations for the year ending June 30, 2011 was $53,274 as compare to a $168,276 income in 2010.


OBN Corporate
-------------
OBN corporate generated $16,824 in revenue during the year ended June 30, 2011, and $880 revenue for the year ended June 30, 2010. The expenses incurred by OBN corporate were $349,948 for the year ending June 30, 2011 as compared to $5,347,927 for the year ended June 30, 2010. Other expense for 2011 was $135,569 compared to $74,826 of other income for 2010. The 2011 net loss for the corporate office was $468,693, as compared to $5,272,221 for 2010.

Forward Looking Statements

Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations.


ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

Not applicable


ITEM 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms                  15

Balance Sheet as of June 30, 2011 and 2010                                 17

Statements of Operations for the years ended June 30, 2011 and 2010        18

Statements of Stockholders' Deficit for the
   years ended June 30, 2011 and 2010                                      19

Statements of Cash Flows for the years ended June 30, 2011 and 2010        20

Notes to Financial Statements                                              21





REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


This 10K filing has not been reviewed by a registered public accounting firm, as such it is substantially deficient and not timely filed. Management will have this document reviewed and refiled as soon as possible.








                               OBN Holdings, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                                                June 30,
                                                           2011        2010
                                                       -----------  ----------
ASSETS

Current assets:
Cash and cash equivalents                              $   93,177   $  635,680

Accounts receivables, net of $150,000 and $0 allowance    544,522      858,508
  for doubtful accounts, respectively
Inventory                                                 205,681      459,202
                                                        ----------  ----------
       Total current assets                               843,380    1,953,390

Fixed assets, net of accumulated depreciation of
 $60,892 and $60,892, respectively                             -           --
Programming rights, net of accumulated amortization
 of $100,192 and $100,192, respectively                        -        65,275
Film library, net of accumulated amortization of
 $542,840 and $482,675, respectively                       34,661       94,826
Other intellectual properties, net of accumulated
 amortization of $74,415 and $48,623respectively          177,133      202,925

Other tangible assets                                         --        72,250

Long term notes receivables                               382,450          --
                                                       ----------   ----------
       Total assets                                   $ 1,437,624  $ 2,387,666
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                        268,250      686,109
  Commissions payable                                     240,023       26,348
  Accrued payroll and related                             663,006    1,029,818
  Deferred revenue                                        118,049      645,417
  Capital lease obligations                                49,396       49,396
  Programming rights payable                               80,030       80,030
  Notes and accrued interest payable                      805,857      277,749
  Notes and accrued interest payable to related parties   439,910      439,910
                                                       ----------    ---------
       Total current liabilities                        2,664,521    3,227,777
                                                       ----------    ---------

Stockholders' deficit:
  Undesignated preferred stock, $0.001 par value; 20,000,000
    shares authorized; no shares issued and outstanding        --          --
  Common stock; $0.001 par value; 500,000,000 shares
    authorized; 22,414,862 and 22,194,492 shares issued
    and outstanding, respectively                           22,415      22,194
  Additional paid-in capital                            16,555,613  16,544,793
  Accumulated deficit                                  (17,758,980)(17,438,626)
  Accumulatd compreshensive income, net			   (45,945)	31,528
                                                        ----------   ---------
       Total stockholders' deficit                      (1,226,897)   (840,111)
                                                        ----------   ---------

       Total liabilities and stockholders' equity      $ 1,437,624  $2,387,666
                                                        ==========  ==========

  See accompanying notes to consolidated financial statements.




                             OBN Holdings, Inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE YEARS ENDED
                                                          JUNE 30,
                                              ------------------------------
                                                  2011              2010
                                              -------------    -------------
Revenue, net of affiliate costs               $  7,270,698    $ 11,268,519

Cost of sales                                    5,189,904       8,947,966
                                              ------------     ------------

  Gross profit                                   2,080,794       2,320,553

Operating expenses:
   General and administrative                    2,531,390       7,598,405
                                              ------------     ------------

Loss from operations                              (450,596)     (5,277,852)
                                              ------------     ------------


Other income (expense):
  Other (expense)                                  103,330          45,907
  Gain on debt extinguishment                          188          98,659
  Interest expense                                  (4,694)         (7,944)
                                              ------------     ------------

     Total other income, net                        98,824         136,622
                                              ------------     ------------


Loss before income taxes                          (351,772)     (5,141,230)


Income taxes                                           -                -
                                              ------------     ------------


  Net income                                    (5,141,230)     (5,141,230)
                                              ============     ============


Foreign currency transaction adjustment		   (45,945)         31,528


Compreshensive income, net of 0 taxes	          (397,717)	(5,109,702)


Net loss available to common
  stockholders per common share:

  Basic and diluted net loss per
  common share                                       (0.02)          (0.24)
                                              ============     ============

  Basic and diluted weighted
  average shares outstanding                    22,318,904       21,084,190
                                              ============     ============

See accompanying notes to consolidated financial statements.



OBN HOLDINGS, INC.
Consolidated Statement of Stockholders' Deficit
For the years ended June 30, 2011 and 2010


                           Undesignated
                           Preferred Stock   Common Stock      Additional                    Total
                           ---------------  ---------------     Paid-in    Accumulated    Stockholders'
                           Shares  Amount   Shares   Amount     Capital      Deficit        Deficit
                           ------  ------   ------   ------   ----------   -----------    ------------

Balance, June 30, 2009       --     --    19,930,903  19,931   16,330,151    (12,317,038)   4,045,184
                           ------ ------  ----------  ------   ----------   ------------  -----------

Stock issued for cash        --     --       986,640     987       83,168          --          84,155

Stock issued for services    --     --       975,000     975       90,525          --          91,500

Stock issued to purchase
   asssets                   --     --        60,240      60       11,988          --          12,068

Stock  issued to retire debt --     --       212,087     212       23,993          --          24,205

Subscription receivable      --     --        29,412      29        4,971          --           7,500

Foreign currency transaction --     --          --       --           --          19,642       31,528


Net income (loss)            --     --          --       --          --       (5,141,230)  (5,141,230)
                           ------ ------   ---------  ------    ----------    ------------ -----------

Balance, June 30, 2010       --     --    22,194,462  22,194   16,544,793    (17,438,626)    (840,111)
                           ------ ------  ----------  ------   ----------    ------------  -----------

Stock issued for cash        --     --       220,400     220       10,821            --        11,042

Prior year RE adjustment     --     --          --        --          --            (110)        (110)

Foreign currency transaction --	    --	        --       --           --          31,528      (45,945)

Net income (loss)            --     --          --       --           --        (351,772)    (351,772)
                           ------ ------  ----------  ------   ----------   ------------   -----------
Balance, June 30, 2011       --     --    22,414,862  22,415   16,555,613    (17,758,980)  (1,226,897)



                                  OBN Holdings, Inc.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEARS ENDED
                                                             JUNE 30,
                                                     -----------------------
                                                       2011          2010
                                                     ----------   ----------
Cash flows from operating activities
   Net profit                                         (351,772)   (5,141,230)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                   151,233       121,876
       Impairment expense                               71,250     4,774,781
       Gain on settlement of debt                           --      (98,659)
       Shares issued for intangible assets                  --        25,000
       Shares issued for services                           --        91,500
       Changes in operating assets and liabilities:
          Accounts receivable, net                     313,986        24,364
          Purchased inventory                          253,521       488,878
          Deferred revenue                            (527,368)     (145,233)
          Accounts payable and accrued expenses     (1,028,965)     (211,218)

                                                    -----------  ------------

            Net cash used in operating activities    (1,108,115)     (119,941)

                                                    -----------  ------------

Cash flows from investing activities:
   Purchase of intangible assets                            --           --
                                                    -----------  ------------

    Net cash used in investing activities                   --           --
                                                    -----------  ------------

Cash flows from financing activit
   Proceeds from notes payable, net of issuance costs   36,159         2,024
   Proceeds from notes payable to related parties      498,949      (15,372)
   Proceeds from stock subscriptions receivable		    --         5,000
   Repayments on notes payable to related parties           --        24,205
   Proceeds from issuance of common stock               11,041        91,655
                                                    -----------  ------------

       Net cash provided by financing activities       546,149       107,512
                                                    -----------  ------------

Effect of foreign currency rate changes                 19,463        31,528

Net change in cash and cash equivalents               (542,503)       19,099

Cash, and cash equivalents, beginning of period        635,680       616,581
                                                    -----------  ------------

Cash, and cash equivalents, end of period           $   93,177       635,680

                                                    ===========  ============


Supplemental disclosure of cash flow information:
   Cash paid during the period for:
         Interest                                           --           --
                                                    ===========  ============
         Income taxes                               $       --   $       --
                                                    ===========  ============

Supplemental disclosure of noncash investing and financing activities:

   Purchase of services                             $       --  $     91,500
                                                     -----------  ----------

   Payment of notes payables with common stock      $       --  $     24,205
                                                     -----------  -----------

   Purchase of intangible assets                    $       --  $     12,048
                                                    -----------  ------------


   See accompanying notes to consolidated financial statements.




                               OBN Holdings, Inc.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2011 and 2010

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


Segment Information Reporting

Management measures the Company's performance in three distinct segments:
(1) Broadcasting Operations, which is measured advertising dollars attracted; and, (2) Production Operations, which requires creative talent and has a longer lead time to determine success; and 3) Commodity trading which is measure by volume sold. A summary for the years ended June 30, 2011 and 2010 is presented in the table below:

The figures as of and for the year ended June 30, 2011 are shown in the chart below:


                  Broadcasting  Production   Commodity   Corporate  Reconciling    Total
                   Operations   Operations                            Items

Assets             $       -   $ 129,369   $1,240,770   $2,806,958  ($2,739,472) $ 1,437,624
Liabilities         (430,544)   (293,959)    (451,500)  (1,503,518)      15,000   (2,664,521)
Revenues, net of
affiliate costs            -           -    7,253,874       16,824           -     7,270,698
Costs & expenses*      9,789      66,264    7,299,987      349,948           -     7,725,988
Other income (exp)    10,331     129,369       99,387     (135,569)          -       103,518
Net income (loss)  $     542   $  63,105   $   53,274   ($ 468,693)          -   ($  351,772)



For year ended June 30, 2010


                  Broadcasting   Production  Commodity   Corporate  Reconciling   Total
                   Operations    Operations   Trading                   Items

Assets             $   8,689   $ 194,753   $1,964,993   $3,094,460  ($2,875,229) $ 2,387,666
Liabilities         (439,543)   (422,448)  (1,183,052)  (1,333,491)     150,757   (3,227,777)
Revenues, net of
affiliate costs            -           -   11,267,639          880           -    11,268,519
Costs & expenses*     35,119      25,999   11,145,270    5,347,927           -    16,554,315
Other income (exp)         0      23,833       45,907       74,826           -       144,566
Net income (loss)  ($ 35,119)   ( $2,166)  $  168,276  ($5,272,221)          -   ($5,141,230)


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


Concentration of Credit Risk

The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. At June 30, 2011, the Company had no bank account balances that was in excess of the FDIC insurance limit. The Company performs ongoing evaluations of these institutions to limit its concentration risk exposure.

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

Sales for the year ended June 30, 2011 was $7,270,698. Sales for the two largest customers in 2010 totaled approximately 45% of revenue.


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

Fixed Assets

Depreciation and amortization of fixed assets are provided using the straight-line method over the following useful lives:

      Furniture and fixtures                        5 years
      Machinery and equipment                     3-5 years
      Leasehold improvements                  Life of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to fixed assets are capitalized. When assets are disposed of, the related costs and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in operations. At June 30, 2011, the Company's fixed assets consist primarily of computers and office editing equipment which were fully depreciated.


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

Shipping costs are considered general and administrative expense and are not included in cost of goods sold. During the fiscal year ending June 30, 2011 a total of $896,602 was expensed for shipping related services.


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


Advertising Costs

Advertising costs are expensed as incurred. For the year ended June 30, 2011 and 2010, there were no advertising costs.


Stock-Based Compensation

Through June 30, 2011, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718-10, Accounting for Stock-Based Compensation, and ASC 505-50, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

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

The Company has a stock-based employee compensation plan. The Company will account for employee options granted under this plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in the consolidated statements of operations, as all employee warrants previously granted had no intrinsic value, and no new employee options or warrants were granted for the fiscal year ended June 30, 2011. There is also no pro forma impact of warrants as they have no fair value under ASC 718-10.

Effective July 1, 2006, on the first day of the Company's fiscal year 2007, the Company adopted the fair value recognition provisions of ASC 718-10, "Share-Based Payment", using the modified-prospective transition method. Under this transition method, compensation cost includes: (a) compensation cost for all share-based payments granted and not yet vested prior to July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10, and (b) compensation cost for all share-based payments granted subsequent to June 30, 2006 based on the grant-date fair value estimated in accordance with the provisions of ASC 718-10.
ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2011, the Company had no options outstanding and therefore believes the adoption of ASC 718-10 to have an immaterial effect on the accompanying financial statements.

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


Comprehensive Income

The Company reports certain changes in equity during a period in accordance with ASC 220-10 "Reporting Comprehensive Income". Accumulated Comprehensive Income, net includes foreign currency cumulative translation adjustments, net of tax. The components of comprehensive income for the fiscal year periods ended June 30, 2011 and 2010 are as follows:

                                                         Fiscal Years
                                                      Ended June 30,
                                                     ---------------------
                                                        2011         2010

Net income                                          ($  351,722)($5,141,230)
Foreign currency cumulative translation adjustments     (45,945)     31,528
                                                    -----------   ----------

Comprehensive income (loss)                         ($  397,717) (5,109,702)
                                                    ============  ===========




NOTE 2 - PROGRAMMING RIGHTS

Eclectic expects to continue to produce its own programming. However, during the fiscal year end periods ended June 30, 2011 and 2010, there were no production costs, respectively. At June 30, 2011 cumulative production costs totaled $82,775.

OMNI has purchased various programming rights assets totaling $105,130 as of September 30, 2008. Accumulated amortization for these asset totaled $105,130 leaving a carry value of zero at March 31, 2010.

For the fiscal years ended June 30, 2011 and 2010, the Company recorded amortization expense of $0 and $337, respectively, related to its programming rights.


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

In February 2008, the Company acquired film titles from Indie Vision Films for 48,125 shares at $0.513 per share. The Company recorded a $24,700 increase in film library and credit to common stock. The films are being amortized over the estimate useful life of 10 years

During the fiscal year end periods ended June 30, 2011 and 2010, the Company recorded amortization expense of $60,161 and $92,301, respectively, related to its film library.


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

In June 2009 the Company began construction on its "Blues in China" internet portal. This interactive portal supports the Company's program to introduce blues music throughout China via concerts, contests and blues cafes. An Chinese promoter has been engaged to assist with this project. As of June 30, 2011, the portal has not been completed.

Website development costs for new websites and internet portals is capitalized and amortized over the site's useful life (i.e., 36 months). Maintenance costs for existing websites is expensed in the period that the cost is incurred.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Lease Obligations

As of June 30, 2011, the Company accrued $84,032 in arrears relating to an office lease. The Company has vacated the Wilshire Boulevard office and is currently utilizes an executive suite located in Westwood California when the need arises. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

As of June 30, 2011, the Company had capital lease obligations totaling $49,396 in arrears relating to its General Electric master equipment lease. The lease has been canceled. The Company expects to remove this debt from its books during next quarter as the statute of limitation for collection has passed and the creditor has not sought payment.

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

A reconciliation of income taxes computed at the federal statutory rate of 34% to the provision for income taxes is as follows for the fiscal year ended
June 30, 2011:

                                                 June 30,        June 30,
                                                   2011             2010
                                               ------------     -----------
Tax benefit at statutory rates                   (34.00%)         (34.00%)
Difference resulting from:
    State taxes                                   (5.83%)          (5.83%)
    Changes in valuation allowance                39.83%           39.83%
                                               ============     ===========
 Total                                                0%               0%

The valuation allowance increased by $298,907 during the fiscal year ended June 30, 2011. No current provision for income taxes, other than California minimum taxes, is expected for the year ending June 30, 2011. No operating profits are expected to be generated in California, during the year ended June 30, 2011.

Net deferred income taxes are as follows as of the following dates:

                                                  June 30,        June 30,
                                                   2011             2010
                                               -----------      -----------
Deferred tax liabilities                       $        --     $         --

Deferred tax assets:
   Net operating losses                        $ 6,055,414      $ 5,935,811
   Reserves and accruals                          ( 40,137)        (219,442)
                                                ----------       ----------
      Total deferred tax assets                  6,015,277        5,716,370

   Less valuation allowance                     (6,015,277)      (5,716,370)
                                              -------------   -------------

                                               $      ---      $       ---
                                              =============   =============

The Company has approximately $18,000,000 in Federal and California State net operating loss carryforwards as of June 30, 2011, which, if not utilized, expires through 2029.

The utilization of the net operating loss carryforwards might be limited due to restrictions imposed under federal and state laws upon a change in ownership. The amount of the limitation, if any, has not been determined at this time. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of the Company's continued losses and uncertainties surrounding the realization of the net operating loss carryforwards, management has determined that the realization of the deferred tax assets is questionable. Accordingly, the Company has recorded a valuation allowance equal to the net deferred tax asset balance as of June 30, 2011.


NOTE 7 - NOTES PAYABLE

At June 30, 2011, the Company had a $439,000 balance of notes payable to a third party. During the quarter ending September 30, 2009 the loan was converted to a no interest loan with no set maturity date, and is payable upon demand. A total of $98,659 of accrued interest was forgiven. An additional $8,500 of interest was paid with 50,000 shares of company stock valued at $0.17 per share. This debt has been fully extinguished.

In October 2009 the Company repaid the loan balance that was outstanding under a 10% promissory note from family members of the Company's officers totaling $3,500 by issuing 37,576 shares of its stock. The note had no set maturity date, and was payable upon demand. At the time of retirement the accrued interest on the note had totaled $2,888.

At June 30, 2011, the Company had a $175,264 balance of notes payable to a ex-company executive that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of June 30, 2011, the accrued interest on the note totaled $872.

At June 30, 2011, the Company had a $498,949 balance of notes payable to a ex-company executive that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of June 30, 2011, the accrued interest on the note totaled $2,482.

Related party interest expense under these notes for the fiscal year ended June 30, 2011 and 2010 was $3,354 and $0, respectively.


In October 2009 the Company repaid the loan balance that was outstanding under a $5,000 10% promissory note from a third party. The note was paid by issuing 49,511 shares of its stock. The note had no set maturity date and was payable upon demand. At the time of retirement the accrued interest on the note totaled $3,417.

At June 30, 2011, the Company had a $272,083 balance of notes payable to a third party that bears interest at 0.5%. The note has no set maturity date, and is payable upon demand. As of June 30, 2011, the accrued interest on the note totaled $5,553.

In October 2009 the Company repaid the loan balance that was outstanding under a $30,000 loan to a third party that had a 18% interest rate by issuing 525,000 shares of its stock. At the time of retirement the accrued interest on the note totaled $900.

Non-related party interest expense under these notes for the fiscal years ended June 30, 2011 and 2010 was $1,333 and $1,333, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock
---------------
The Company has authorized 20,000,000 shares of preferred stock. As of June 30, 2011, the Company has not designated any series of preferred stock or entered into any agreements.

Common Stock
------------
There were no stock transactions during the fiscal year ended June 30, 2011.



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


NOTE 10 - LOSS PER SHARE

Basic and diluted loss per common share is computed as follows for the fiscal years ended June 30, 2011 and 2010:

Basic and diluted loss per common share is computed as follows:

                                               For the Fiscal Years Ended
                                            -------------------------------
                                               June 30,         June 30,
                                                 2011             2010
                                            -------------    -------------
Numerator for basic and diluted
   loss per common share:
     Net loss                               ($  351,772)     ($ 5,141,230)

Denominator for basic and diluted
   loss per common share
     Weighted average common
      shares outstanding                     22,318,904        21,084,190

Net loss available to common
   stockholders per common share                 ($0.02)           ($0.24)





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

(b) Changes in Internal Control over Financial Reporting. There has been no change in the Company's internal control over financial reporting that occurred during the year ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Name                   Age     Year Elected       Position
-----------------      ---     ------------     --------------------
Roger Neal Smith        59         2001         CEO & Board Chairman
Larry Taylor, Ph.D.     59         2002         Director
Barry Allen             71         2003         Director
Peter Lindhout          57         2007         Director
Chistine Ohama          56         2004         Director

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


Board of Directors Meetings and Committees

During the fiscal year ended June 30, 2011, there was one meeting of the board of directors where numerous actions were taken with the unanimous written consent of the directors. The board of directors established its compensation and audit committees, but has yet to establish a governance committee.

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

                    Annual Compensation              Long-Term
                                                    Compensation
                                           Other   Common Shares
Name and        6/30                      Awards     Underlying   All Other
Position        Year                    Compensation  Warrants  Compensation
                End  *Salary($)  Bonus($)     ($)      Granted(#)     ($)

Roger Smith     2011  $150,000     -0-       -0-         -0-         -0-
President       2010  $150,000     -0-       -0-         -0-         -0-
and CEO         2009  $150,000     -0-       -0-         -0-         -0-

Larry Taylor    2010  $150,000     -0-       -0-         -0-         -0-
CFO             2009  $150,000     -0-       -0-         -0-         -0-

Donald Wilson   2009  $    -0-     -0-       -0-         -0-         -0-
President
Eclectic

  * All salaries are being accrued. No salaries have been paid to Larry Taylor and Donald Wilson. Roger Smith receives a small portion of his salary.


No options or warrants were exercised or granted in fiscal 2011.


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


    * Director compensation for 2009, 2010 and 2011 was being accrued.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock at June 30, 2011 by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                       Number of
Name and Address of                      Shares
Beneficial Owner (1)                     Owned           Percent      Notes
---------------------                 ------------      ---------    -------

Roger N. Smith (Director and Officer)   4,213,067         18.98%

Larry Taylor (Director)                 3,078,125         13.87%

Jia Lao                                 2,250,000         10.14%

Qualico Capital LLP                     1,616,277          7.28%       (2)

Qing Wu                                 1,300,000          5.86%

Takeo Suzuki (Executive)                  810,500          3.65%

Barry Allen (Director)                      5,000            *

Peter Lindhout (Director)                       0            *



All Directors and Officers
   as a Group (5 Persons)               8,128,359         36.62%
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



ITEM 13. Certain Relationships and Related Transactions, and Director
         Independence

At June 30, 2011 and 2010, the Company had $439,910 in loans from related parties under 5% promissory notes, of which $0 was advanced to the Company during either years. The principal and interest is due and payable on demand. As of June 30, 2011 and 2010, the accrued interest on these notes was zero as the interest prior and future interest had been forgiven.

In October 2009 the Company repaid the loan balance that was outstanding under a 10% promissory note from family members of the Company's officers totaling $3,500 by issuing 37,576 shares of its stock. The note had no set maturity date, and was payable upon demand. At the time of retirement the accrued interest on the note had totaled $2,888.

The Company had short-term loans with its executives for a total of $500 and $19,598 at June 30, 2010 and 2009, respectively. The loans have no interest rate and is payable upon demand. As of June 30, 2010 any outstanding loan balances were paid.

Related party interest expense under these notes for the year ended June 30, 2010 and 2009 was $0 and $0, respectively.

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


ITEM 14.  Principal Accountant Fees and Services

Tarvaran & Askelson Company, LLP was selected as independent registered public accounting firm to audit our financial statements for the year ended June 30, 2008. The firm did not audit our financial statements for the fiscal years ended June 30, 2011 and 2010 at the request of Management.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to the Company by Tarvaran & Askelson Company, LLC for the year ending June 30, 2011 and 2010 were as follows:

                    Services Provided        2011       2010

                 Audit Fees              $      -    $ 25,820
                 Audit Related Fees      $      -    $      -
                 Tax Fees                $      -    $      -
                 All Other Fees          $      -    $      -
                 Total                   $      -    $ 25,820

Audit Fees. The aggregate fees billed for the years ended June 30, 2011 and 2010 were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended June 30, 2011 and 2010 for the audit or review of our financial statements that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended June 30, 2011 and 2010 for professional services related to tax compliance, tax advice and tax planning.




                                   PART IV

ITEM 15 Exhibits, Financial Statement Schedules

None


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OBN HOLDINGS, INC
                                 (Registrant)

Date: February 12, 2013                    /s/ ROGER Neal SMITH
                                           -----------------------
                                           Roger Neal Smith
                                           Chief Executive Officer